Form 10-Q
period 1995-04-01
THERMO POWER CORP
filed 1995-05-08
CIK 813895

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                   ------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter ended April 1, 1995.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-10573


                            THERMO POWER CORPORATION
             (Exact name of Registrant as specified in its charter)

   Massachusetts                                                    04-2891371
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   81 Wyman Street, P.O. Box 9046
   Waltham, Massachusetts                                           02254-9046
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code:  (617) 622-1000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.  Yes [ X ]  No [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at April 28, 1995
          ----------------------------     -----------------------------
          Common Stock, $.10 par value                12,367,056
PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION



   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of April 1, 1995 and October 1, 1994 (In thousands)

                                                        April 1,   October 1,
                                                            1995         1994
                                                        --------   ----------
   Current Assets:
     Cash and cash equivalents                          $ 30,794    $  7,474
     Available-for-sale investments, at quoted market
       value (amortized cost of $12,457) (includes
       $1,397 of related party investments) (Note 2)      12,909           -
     Short-term investments (includes $800 of
       related party investments)                              -      20,405
     Accounts receivable, less allowances of $578
       and $590                                           13,378      13,638
     Unbilled contract costs and fees                      5,917       5,236
     Inventories:
       Raw materials and supplies                         11,881      11,568
       Work in process and finished goods                  3,773       3,294
     Prepaid expenses and income taxes                     3,393       3,138
                                                        --------    --------
                                                          82,045      64,753
                                                        --------    --------
   Rental Assets, at Cost                                  4,789       4,543
     Less: Accumulated depreciation and amortization         435         348
                                                        --------    --------
                                                           4,354       4,195
                                                        --------    --------
   Property, Plant and Equipment, at Cost                 14,169      13,410
     Less: Accumulated depreciation and amortization       6,332       5,731
                                                        --------    --------
                                                           7,837       7,679
                                                        --------    --------
   Long-term Available-for-sale Investments, at
     Quoted Market Value (amortized cost of $471)
     (includes $248 invested in parent company common
     stock) (Note 2)                                         563           -
                                                        --------    --------
   Long-term Investments (includes $18 invested in
     parent company common stock)                              -         471
                                                        --------    --------
   Cost in Excess of Net Assets of Acquired Companies      5,451       5,523
                                                        --------    --------
                                                        $100,250    $ 82,621
                                                        ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                        2PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of April 1, 1995 and October 1, 1994 (In thousands except share amounts)

                                                        April 1,   October 1,
                                                            1995         1994
                                                        --------   ----------
   Current Liabilities:
     Accounts payable                                   $  9,392    $  9,929
     Accrued payroll and employee benefits                 2,370       2,466
     Accrued warranty costs                                2,914       3,368
     Customer advances                                       682       1,139
     Billings in excess of contract costs and fees           676         562
     Accrued income taxes                                    572         924
     Other accrued expenses                                2,693       2,948
     Due to parent company                                   329         274
                                                        --------    --------
                                                          19,628      21,610
                                                        --------    --------
   Deferred Income Taxes                                     224         192
                                                        --------    --------
   Long-term Obligations                                     323         344
                                                        --------    --------
   Common Stock of Subsidiary Subject to
     Redemption ($18,450 redemption value) (Note 3)       17,288           -
                                                        --------    --------
   Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
       shares authorized; 12,433,473 and
       12,425,273 shares issued                            1,243       1,243
     Capital in excess of par value                       53,328      53,211
     Retained earnings                                     8,226       6,634
     Treasury stock at cost, 69,603 and 121,140 shares      (363)       (613)
     Net unrealized gain on available-for-sale
       investments (Note 2)                                  353           -
                                                        --------    --------
                                                          62,787      60,475
                                                        --------    --------
                                                        $100,250    $ 82,621
                                                        ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION



   (b) Consolidated Statement of Income for the three months ended
       April 1, 1995 and April 2, 1994 (In thousands except per share amounts)

                                                          Three Months Ended
                                                         --------------------
                                                         April 1,    April 2,
                                                             1995        1994
                                                         --------    --------
   Revenues                                               $24,912    $22,014
                                                          -------    -------
   Costs and Operating Expenses:
     Cost of revenues                                      19,419     17,619
     Selling, general and administrative expenses           3,807      3,390
     Research and development expenses                        716        433
                                                          -------    -------
                                                           23,942     21,442
                                                          -------    -------

   Operating Income                                           970        572

   Interest Income                                            431        338
   Interest Expense                                            (6)        (7)
   Gain on Sale of Investments (includes
     gain of $285 on sale of related party
     investments in fiscal 1994)                                -        282
                                                          -------    -------
   Income Before Provision for Income Taxes and
     Minority Interest Expense                              1,395      1,185
   Provision for Income Taxes                                 555        456
   Minority Interest Expense                                   35          -
                                                          -------    -------
   Net Income                                             $   805    $   729
                                                          =======    =======

   Earnings per Share                                     $   .07    $   .06
                                                          =======    =======

   Weighted Average Shares                                 12,356     12,294
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


   (b) Consolidated Statement of Income for the six months ended April 1, 1995 and April 2, 1994 (In thousands except per share amounts)

                                                           Six Months Ended
                                                         --------------------
                                                         April 1,    April 2,
                                                             1995        1994
                                                         --------    --------

   Revenues                                               $47,226    $41,789
                                                          -------    -------
   Costs and Operating Expenses:
     Cost of revenues                                      36,467     33,609
     Selling, general and administrative expenses           7,528      6,471
     Research and development expenses                      1,246        755
                                                          -------    -------
                                                           45,241     40,835
                                                          -------    -------

   Operating Income                                         1,985        954

   Interest Income                                            731        706
   Interest Expense (includes $37 related to
     note to parent company in fiscal 1994)                   (11)       (49)
   Gain (Loss) on Sale of Investments (includes
     gain of $616 on sale of related party
     investments in fiscal 1994)                              (38)       600
                                                          -------    -------
   Income Before Provision for Income Taxes and
     Minority Interest Expense                              2,667      2,211
   Provision for Income Taxes                               1,040        851
   Minority Interest Expense                                   35          -
                                                          -------    -------
   Net Income                                             $ 1,592    $ 1,360
                                                          =======    =======

   Earnings per Share                                     $   .13    $   .11
                                                          =======    =======

   Weighted Average Shares                                 12,342     12,282
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.






                                        5PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION

   (c) Consolidated Statement of Cash Flows for the six months ended April 1, 1995 and April 2, 1994 (In thousands)

                                                           Six Months Ended
                                                         --------------------
                                                         April 1,    April 2,
                                                             1995        1994
                                                         --------    --------

   Operating Activities:
     Net income                                           $ 1,592    $ 1,360
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                        810        642
         Provision for losses on accounts receivable           27         29
         (Gain) loss on sale of investments                    38       (600)
         Minority interest expense                             35          -
         Changes in current accounts:
           Accounts receivable                                233     (1,233)
           Inventories and unbilled contract
             costs and fees                                (1,473)      (613)
           Prepaid expenses and income taxes                 (255)      (520)
           Accounts payable                                  (537)     1,292
           Other current liabilities                       (1,603)       142
                                                          -------    -------
             Net cash provided by (used in)
               operating activities                        (1,133)       499
                                                          -------    -------
   Investing Activities:
     Proceeds from sale and maturities of
       available-for-sale investments                       7,687          -
     Decrease in short-term investments                         -      4,356
     Increase in rental assets                               (265)         -
     Purchases of property, plant and equipment              (813)      (291)
     Proceeds from sale of property, plant and equipment       23          -
     Purchases of long-term investments                         -       (453)
     Other                                                    222          -
                                                          -------    -------
             Net cash provided by investing activities      6,854      3,612
                                                          -------    -------
   Financing Activities:
     Net proceeds from issuance of Company and
       subsidiary common stock (Note 3)                    17,620        239
     Repayment of long-term obligations                       (21)    (3,036)
                                                          -------    -------
             Net cash provided by (used in)
              financing activities                         17,599     (2,797)
                                                          -------    -------
   Increase in Cash and Cash Equivalents                   23,320      1,314
   Cash and Cash Equivalents at Beginning of Period         7,474      6,154
                                                          -------    -------
   Cash and Cash Equivalents at End of Period             $30,794    $ 7,468
                                                          =======    =======
   Cash Paid For:
     Interest                                             $    11    $    49
     Income taxes                                         $ 1,525    $   569

   The accompanying notes are an integral part of these consolidated financial statements.

                                        6PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


   (d) Notes to Consolidated Financial Statements - April 1, 1995

   1.   General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended April 1, 1995 and April 2, 1994, (b) the financial position at April 1, 1995, and (c) the cash flows for the six-month periods ended April 1, 1995 and April 2, 1994. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of October 1, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, filed with the Securities and Exchange Commission.

   2.   Available-for-sale Investments

        Effective October 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's debt and marketable equity securities are considered "Available-for-sale investments" in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded currently as a component of shareholders' investment titled "Net unrealized gain on available-for-sale investments." "Net unrealized gain on available-for-sale investments" consists of (1) an unrealized gain, net of related tax effects, of $268,000 that was recorded as an effect of change in accounting principle adjustment and (2) an unrealized gain, net of related tax effects, of $85,000 relating to the increase in market value of available-for-sale investments for the six-month period ended April 1, 1995.

        The aggregate market value, cost basis, and gross unrealized gains and losses of short- and long-term available-for-sale investments by major security type, as of April 1, 1995, are as follows:

                                                            Gross       Gross
                                     Market      Cost  Unrealized  Unrealized
   (In thousands)                     Value     Basis       Gains      Losses
   --------------------------------------------------------------------------

   Tax-exempt securities            $ 6,273   $ 6,301     $     -    $    28
   Government agency securities       5,083     5,183           -        100
   Corporate bonds                    1,385       805         580          -
   Other                                731       639         230        138
                                    -------   -------     -------    -------
                                    $13,472   $12,928     $   810    $   266
                                    =======   =======     =======    =======
                                        7PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


   (d) Notes to Consolidated Financial Statements - April 1, 1995 (continued)

   2.   Available-for-sale Investments (continued)

        Short- and long-term available-for-sale investments in the accompanying balance sheet at April 1, 1995, include $4,296,000 with contractual maturities of one year or less, $8,613,000 with contractual maturities of more than one year through five years, and $563,000 with contractual maturities of more than five years. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of put and call options that enable either the Company and/or the issuer to redeem these securities at an earlier date.

        The cost of available-for-sale investments that were sold was based on specific identification in determining realized losses recorded in the accompanying statement of income. Loss on sale of investments for the six-month period ended April 1, 1995, resulted from gross realized losses relating to the sale of available-for-sale investments.

   3.   Transaction in Stock of Subsidiary

        On March 6, 1995, the Company's wholly owned subsidiary, ThermoLyte Corporation (ThermoLyte), sold 1,845,000 units, each unit consisting of one share of ThermoLyte common stock, $.001 par value, and one redemption right, at $10.00 per unit, for net proceeds of approximately $17.3 million. Holders of the common stock purchased in the offering will have the option to require ThermoLyte to redeem in December 1998 and 1999 any or all of their shares at $10.00 per share. The redemption rights are guaranteed on a subordinated basis by Thermo Electron Corporation (Thermo Electron). In the event a payment is made by Thermo Electron under its guarantee, the Company has agreed to reimburse Thermo Electron. The difference between the redemption value and the original carrying amount of "Common stock subject to redemption" is accreted using the straight-line method over the period ending December 1998, which corresponds to the first redemption period. The accretion is charged to "Minority interest expense." ThermoLyte is developing a line of propane-fueled lighting products, including flashlights, area lights or lanterns, and hazard lights, as well as researching propane-fueled power supplies. Following the offering, the Company owned 78% of ThermoLyte's outstanding common stock.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

   Industrial Refrigeration Systems
   --------------------------------

        The Company's FES division supplies standard and custom-designed refrigeration systems used primarily by the food-processing, petrochemical, and pharmaceutical industries. NuTemp, Inc. (NuTemp), which was acquired in May 1994, rents and sells remanufactured and new equipment for industrial refrigeration applications in the food-processing, petrochemical, and
                                        8PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Description of Business (continued)

   pharmaceutical industries, and for commercial cooling applications in institutions and commercial buildings, as well as for service contractors. Historically, the demand for NuTemp's equipment is highest in the summer period.

   Engines
   -------

        The Company's Crusader Engines division (Crusader) manufactures gasoline engines for recreational boats and natural gas-fueled engines for vehicle, cooling, pumping, refrigeration, and other industrial applications.

   Cooling and Cogeneration Systems
   --------------------------------

        The Company's Tecogen division designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured by FES, and the cogeneration systems are manufactured by Crusader.

        Through this segment, the Company also conducts research and development on advanced systems for clean-coal combustion and other high-efficiency gas-fueled devices. The Company's research and development capability and expertise in engine, instrumentation, control, and heat-recovery technologies have enabled it to obtain support from outside sponsors in industry and government, develop new products, and support existing products.

        The Company's revenues by industry segment for the three- and six-month periods ended April 1, 1995 and April 2, 1994, are shown in the following table.

                                     Three Months Ended     Six Months Ended
                                     ------------------    ------------------
                                     April 1,  April 2,    April 1,  April 2,
   (In thousands)                        1995      1994        1995      1994
   --------------------------------------------------------------------------

   Industrial Refrigeration Systems   $15,263   $14,302    $29,441   $26,485
   Engines                              6,526     4,816     11,681     9,710
   Cooling and Cogeneration Systems     3,843     3,443      7,223     6,464
   Intersegment sales elimination        (720)     (547)    (1,119)     (870)
                                      -------   -------    -------   -------
                                      $24,912   $22,014    $47,226   $41,789
                                      =======   =======    =======   =======




                                        9PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Results of Operations

   Second Quarter Fiscal 1995 Compared With Second Quarter Fiscal 1994
   -------------------------------------------------------------------

        Total revenues increased 13% to $24,912,000 in the second quarter of fiscal 1995 from $22,014,000 in the second quarter of fiscal 1994. Industrial Refrigeration Systems segment revenues increased to $15,263,000 in 1995 from $14,302,000 in 1994 due to the inclusion of $1,864,000 in revenues from NuTemp, which was acquired in May 1994, offset in part by a decrease in revenues from custom-engineered refrigeration packages at the Company's FES division due to a decrease in demand. Engines segment revenues increased 36% to $6,526,000 in 1995 from $4,816,000 in 1994. The
   1995 results include a $2,250,000 increase in revenues from Crusader's inboard marine engine-related products due to increased demand. The 1994 results include $481,000 in revenues from sterndrive marine engine-related products. The Company's sterndrive customer exited that market in fiscal 1994. Cooling and Cogeneration Systems segment revenues increased to $3,843,000 in 1995 from $3,443,000 in 1994 due primarily to the inclusion of a $312,000 fee received from one of the Company's packaged cogeneration systems distributors to satisfy the financial obligations under a minimum purchase contract and an increase of $303,000 in revenues from sponsored research and development contracts. These increases were offset in part by a decrease in revenues from packaged cogeneration systems and, to a lesser extent, gas-fueled cooling systems.

        The gross profit margin increased to 22% in the second quarter of fiscal 1995 from 20% in the second quarter of fiscal 1994. The gross profit margin for the Industrial Refrigeration Systems segment was 22% in 1995, compared with 18% in 1994. The increase is due primarily to the inclusion of higher-margin NuTemp revenues and, to a lesser extent, an increase in margins at FES due to higher-margin sales and lower warranty expenses in 1995, compared with 1994. The gross profit margin for the Engines segment decreased to 13% in 1995 from 14% in 1994 due to a shift in the sales mix of marine engine-related products. The gross profit margin for the Cooling and Cogeneration Systems segment increased to 33% in 1995 from 32% in 1994 due to the fee received from one of the Company's packaged cogeneration systems distributors as discussed above.

        Selling, general and administrative expenses as a percentage of revenues were 15% in the second quarters of both fiscal 1995 and 1994. Research and development expenses increased to $716,000 in 1995 from $433,000 in 1994, due primarily to development costs associated with gas-fueled lighting products and, to a lesser extent, natural gas-engine products.

        Interest income increased to $431,000 in the second quarter of fiscal 1995 from $338,000 in the second quarter of fiscal 1994, reflecting higher prevailing interest rates in 1995 and, to a lesser extent, interest income earned on the proceeds from ThermoLyte Corporation's March 1995 private placement (see Note 3 to Consolidated Financial Statements). The increase was offset in part by lower average invested amounts as a result of the cash expended for the acquisition of NuTemp in May 1994.

                                       10PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Six Months Fiscal 1995 Compared With First Six Months Fiscal 1994
   -----------------------------------------------------------------------

        Total revenues increased 13% to $47,226,000 in the first six months of fiscal 1995 from $41,789,000 in the first six months of fiscal 1994. Industrial Refrigeration Systems segment revenues increased 11% to $29,441,000 in 1995 from $26,485,000 in 1994 due to the inclusion of
   $4,450,000 in revenues from NuTemp, offset in part by a decrease in revenues from custom-engineered refrigeration packages at the Company's FES division due to a decrease in demand. Engines segment revenues increased 20% to $11,681,000 in 1995 from $9,710,000 in 1994. The 1995 results include a $3,624,000 increase in revenues from Crusader's inboard marine engine-related products due to increased demand. The 1994 results include $1,490,000 in revenues from sterndrive marine engine-related products. Cooling and Cogeneration Systems segment revenues increased to $7,223,000 in 1995 from $6,464,000 in 1994 due primarily to the inclusion of a $1,187,000 fee received from one of the Company's packaged cogeneration systems distributors in lieu of that distributor making minimum purchases required by contract. This increase was offset in part by a decrease in revenues from packaged cogeneration systems and, to a lesser extent, gas-fueled cooling systems.

        The gross profit margin increased to 23% in the first six months of fiscal 1995 from 20% in the first six months of fiscal 1994. The gross profit margin for the Industrial Refrigeration Systems segment increased to 24% in 1995 from 19% in 1994 due primarily to the reasons discussed in the results of operations for the second quarter. The gross profit margin for the Engines segment remained relatively unchanged at 12% in 1995, compared with 13% in 1994. The gross profit margin for the Cooling and Cogeneration Systems segment increased to 33% in 1995 from 30% in 1994, due primarily to the fee received from one of the Company's packaged cogeneration systems distributors as discussed above.

        Selling, general and administrative expenses as a percentage of revenues remained relatively unchanged at 16% in the first six months of fiscal 1995, compared with 15% in the first six months of fiscal 1994. Research and development expenses increased to $1,246,000 in 1995 from $755,000 in 1994, due primarily to development costs associated with gas-fueled lighting products and, to a lesser extent, natural gas-engine products.

        Interest income increased to $731,000 in the first six months of fiscal 1995 from $706,000 in the first six months of fiscal 1994 due to the reasons discussed in the results of operations for the second quarter. Interest expense decreased to $11,000 in 1995 from $49,000 in 1994 due to the repayment of a $3,000,000 principal amount 6.2% subordinated convertible note to Thermo Electron Corporation (Thermo Electron) in the first quarter of fiscal 1994.


                                       11PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

        Working capital was $62,417,000 at April 1, 1995, compared with $43,143,000 at October 1, 1994. Included in working capital were cash, cash equivalents, and short-term investments of $43,703,000 at April 1, 1995 and $27,879,000 at October 1, 1994. During the first six months of fiscal 1995, $1,133,000 of cash was used in operating activities. In March 1995, the Company's ThermoLyte Corporation subsidiary completed a private placement for net proceeds of approximately $17.3 million (see Note 3 to Consolidated Financial Statements). As of April 1, 1995, the Company's short-term available-for-sale investments included subordinated convertible debentures issued by Thermedics Inc. (Thermedics) that were purchased on the open market for $651,000 and have a market value of $1,397,000. Thermedics is a majority-owned subsidiary of Thermo Electron. As of April 1, 1995, the Company owned 7,313 shares of Thermo Electron common stock (adjusted to reflect a three-for-two stock split) that were purchased for $18,000 and have a market value of $248,000. The Company currently expects to make capital expenditures of approximately $1,500,000 during the remainder of fiscal 1995, primarily for machinery and equipment. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

   PART II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders

        On March 14, 1995, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 1996. The directors reelected at the meeting were: Marshall J. Armstrong, Peter O. Crisp, George N. Hatsopoulos, John N. Hatsopoulos, Robert C. Howard, Donald E. Noble, and Paul E. Tsongas. Messrs. Armstrong,
   G. Hatsopoulos, J. Hatsopoulos, and Howard each received 9,921,553 shares voted in favor of his election and 6,174 shares voted against. Mr. Crisp received 9,920,853 shares voted in favor of his election and 6,874 shares voted against; Mr. Noble received 9,915,128 shares voted in favor of his election and 12,599 shares voted against; and Mr. Tsongas received 9,922,253 shares voted in favor of his election and 5,474 shares voted against. No broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the directors stock option plan to change the formula for the award of stock options to purchase common stock of the Company to its outside Directors and also to provide for the automatic grant of stock options to purchase common stock of majority-owned subsidiaries of the Company to its outside directors as follows: 9,866,829 shares voted in favor, 48,288 shares voted against, and 12,610 shares abstained. No broker nonvotes were recorded on this proposal.

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       12PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1995.



                                             THERMO POWER CORPORATION



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer
























                                       13PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                            THERMO POWER CORPORATION


                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                    Page
   -------     ----------------------------------------------------      ----

    10.1 Directors Stock Option Plan of the Registrant, as amended.

    27        Financial Data Schedule.