Form 10-Q
period 1995-07-01
THERMO POWER CORP
filed 1995-08-08
CIK 813895

PAGE

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                   ------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter ended July 1, 1995.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at July 28, 1995
          ----------------------------     ----------------------------
          Common Stock, $.10 par value                12,428,377
PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION



   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of July 1, 1995 and
       October 1, 1994 (In thousands)

                                                         July 1,   October 1,
                                                            1995         1994
                                                        --------   ----------
   Current Assets:
     Cash and cash equivalents                          $ 29,884    $  7,474
     Available-for-sale investments, at quoted market
       value (amortized cost of $11,873) (includes
       $365 of related party investments) (Note 2)        11,903           -
     Short-term investments (includes $800 of
       related party investments)                              -      20,405
     Accounts receivable, less allowances of $534
       and $590                                           17,975      13,638
     Unbilled contract costs and fees                      5,608       5,236
     Inventories:
       Raw materials and supplies                         13,222      11,568
       Work in process and finished goods                  4,551       3,294
     Prepaid expenses and income taxes                     3,528       3,138
                                                        --------    --------
                                                          86,671      64,753
                                                        --------    --------

   Rental Assets, at Cost                                  6,367       4,543
     Less: Accumulated depreciation and amortization         604         348
                                                        --------    --------
                                                           5,763       4,195
                                                        --------    --------

   Property, Plant and Equipment, at Cost                 14,391      13,410
     Less: Accumulated depreciation and amortization       6,655       5,731
                                                        --------    --------
                                                           7,736       7,679
                                                        --------    --------
   Long-term Available-for-sale Investments, at
     Quoted Market Value (amortized cost of $471)
     (includes $294 invested in parent company common
     stock) (Note 2)                                         557           -
                                                        --------    --------

   Long-term Investments (includes $18 invested in
     parent company common stock)                              -         471
                                                        --------    --------
   Cost in Excess of Net Assets of Acquired Companies      5,415       5,523
                                                        --------    --------
                                                        $106,142    $ 82,621
                                                        ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                        2PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of July 1, 1995 and October 1, 1994 (In thousands except share amounts)

                                                         July 1,   October 1,
                                                            1995         1994
                                                        --------   ----------
   Current Liabilities:
     Accounts payable                                   $ 13,284    $  9,929
     Accrued payroll and employee benefits                 2,406       2,466
     Accrued warranty costs                                2,729       3,368
     Customer advances                                       900       1,139
     Billings in excess of contract costs and fees           529         562
     Accrued and current deferred income taxes               681         924
     Other accrued expenses                                3,258       2,948
     Due to parent company                                   468         274
                                                        --------    --------
                                                          24,255      21,610
                                                        --------    --------
   Deferred Income Taxes                                     222         192
                                                        --------    --------
   Long-term Obligations                                     313         344
                                                        --------    --------
   Common Stock of Subsidiary Subject to
     Redemption ($18,450 redemption value) (Note 3)       17,357           -
                                                        --------    --------
   Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
       shares authorized; 12,478,544 and
       12,425,273 shares issued                            1,248       1,243
     Capital in excess of par value                       53,734      53,211
     Retained earnings                                     9,332       6,634
     Treasury stock at cost, 57,667 and 121,140 shares      (394)       (613)
     Net unrealized gain on available-for-sale
       investments (Note 2)                                   75           -
                                                        --------    --------
                                                          63,995      60,475
                                                        --------    --------
                                                        $106,142    $ 82,621
                                                        ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION


   (b) Consolidated Statement of Income for the three months ended
       July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                          Three Months Ended
                                                         --------------------
                                                          July 1,     July 2,
                                                             1995        1994
                                                         --------    --------

   Revenues                                               $27,514    $23,381
                                                          -------    -------
   Costs and Operating Expenses:
     Cost of revenues                                      21,646     18,147
     Selling, general and administrative expenses           4,275      3,599
     Research and development expenses                      1,007        462
                                                          -------    -------
                                                           26,928     22,208
                                                          -------    -------

   Operating Income                                           586      1,173

   Interest Income                                            579        305
   Interest Expense                                            (6)        (7)
   Gain on Sale of Investments (includes gain of $768
    on sale of related party investments in fiscal 1995)      768         14
                                                          -------    -------
   Income Before Provision for Income Taxes and
     Minority Interest Expense                              1,927      1,485
   Provision for Income Taxes                                 752        573
   Minority Interest Expense                                   69          -
                                                          -------    -------
   Net Income                                             $ 1,106    $   912
                                                          =======    =======
   Earnings per Share                                     $   .09    $   .07
                                                          =======    =======
   Weighted Average Shares                                 12,378     12,299
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.







                                        4PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION


   (b) Consolidated Statement of Income for the nine months ended July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                           Nine Months Ended
                                                         --------------------
                                                          July 1,     July 2,
                                                             1995        1994
                                                         --------    --------

   Revenues                                               $74,740    $65,170
                                                          -------    -------
   Costs and Operating Expenses:
     Cost of revenues                                      58,113     51,756
     Selling, general and administrative expenses          11,803     10,070
     Research and development expenses                      2,253      1,217
                                                          -------    -------
                                                           72,169     63,043
                                                          -------    -------

   Operating Income                                         2,571      2,127

   Interest Income                                          1,310      1,011
   Interest Expense (includes $37 to parent company
     in fiscal 1994)                                          (17)       (56)
   Gain on Sale of Investments (includes gain of $768
     and $616 on sale of related party investments
     in fiscal 1995 and 1994)                                 730        614
                                                          -------    -------
   Income Before Provision for Income Taxes and
     Minority Interest Expense                              4,594      3,696
   Provision for Income Taxes                               1,792      1,424
   Minority Interest Expense                                  104          -
                                                          -------    -------
   Net Income                                             $ 2,698    $ 2,272
                                                          =======    =======
   Earnings per Share                                     $   .22    $   .18
                                                          =======    =======
   Weighted Average Shares                                 12,354     12,288
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION

   (c) Consolidated Statement of Cash Flows for the nine months ended July 1, 1995 and July 2, 1994 (In thousands)

                                                           Nine Months Ended
                                                         --------------------
                                                          July 1,     July 2,
                                                             1995        1994
                                                         --------    --------
   Operating Activities:
     Net income                                           $ 2,698    $ 2,272
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                      1,318        998
         Provision for losses on accounts receivable           27        (41)
         Gain on sale of investments                         (730)      (614)
         Minority interest expense                            104          -
         Changes in current accounts, excluding the
           effects of acquisition:
             Accounts receivable                           (4,364)       190
             Inventories and unbilled contract
               costs and fees                              (3,283)      (417)
             Prepaid expenses and income taxes               (390)       104
             Accounts payable                               3,355      1,214
             Other current liabilities                       (721)    (1,119)
          Other                                                 -        (38)
                                                          -------    -------
             Net cash provided by (used in)
              operating activities                         (1,986)     2,549
                                                          -------    -------
   Investing Activities:
     Acquisition, net of cash acquired                          -     (7,947)
     Purchases of available-for-sale investments             (365)         -
     Proceeds from sale and maturities of
       available-for-sale investments                       7,774          -
     Decrease in short-term investments                         -      6,887
     Increase in rental assets                             (1,824)         -
     Purchases of property, plant and equipment            (1,034)      (499)
     Purchases of long-term investments                         -       (453)
     Proceeds from sale of related party investments        1,599      1,462
     Other                                                    277         56
                                                          -------    -------
             Net cash provided by (used in)
              investing activities                          6,427       (494)
                                                          -------    -------
   Financing Activities:
     Net proceeds from issuance of Company and
       subsidiary common stock (Note 3)                    18,000        240
     Repayment of long-term obligations                       (31)    (3,172)
                                                          -------    -------

             Net cash provided by (used in)
              financing activities                        $17,969    $(2,932)
                                                          -------    -------




                                        6PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION

   (c) Consolidated Statement of Cash Flows for the nine months ended July 1, 1995 and July 2, 1994 (In thousands) (continued)

                                                           Nine Months Ended
                                                         --------------------
                                                          July 1,     July 2,
                                                             1995        1994
                                                         --------    --------

   Increase (Decrease) in Cash and Cash Equivalents       $22,410    $  (877)
   Cash and Cash Equivalents at Beginning of Period         7,474      6,154
                                                          -------    -------
   Cash and Cash Equivalents at End of Period             $29,884    $ 5,277
                                                          =======    =======

   Cash Paid For:
     Interest                                             $    17    $    56
     Income taxes                                         $ 1,982    $   696

   The accompanying notes are an integral part of these consolidated financial statements.





















                                        7PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION



   (d) Notes to Consolidated Financial Statements - July 1, 1995

   1.   General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended July 1, 1995 and July 2, 1994, (b) the financial position at July 1, 1995, and (c) the cash flows for the nine-month periods ended July 1, 1995 and July 2, 1994. Interim results are not necessarily indicative of results for a full year.

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


   2.   Available-for-sale Investments

        Effective October 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's debt and marketable equity securities are considered "Available-for-sale investments" in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded currently as a component of shareholders' investment titled "Net unrealized gain on available-for-sale investments." "Net unrealized gain on available-for-sale investments" consists of (1) an unrealized gain, net of related tax effects, of $268,000 that was recorded as an effect of change in accounting principle adjustment and (2) an unrealized loss, net of related tax effects, of $193,000 relating to the decrease in market value of available-for-sale investments for the nine-month period ended July 1, 1995.

        The aggregate market value, cost basis, and gross unrealized gains and losses of short- and long-term available-for-sale investments by major security type, as of July 1, 1995, are as follows:

                                                            Gross       Gross
                                     Market      Cost  Unrealized  Unrealized
   (In thousands)                     Value     Basis       Gains      Losses
   --------------------------------------------------------------------------

   Tax-exempt securities            $ 6,302   $ 6,301     $     1    $     -
   Government agency securities       5,104     5,144           -         40
   Corporate bonds                      434       365          69          -
   Other                                620       534         276        190
                                    -------   -------     -------    -------
                                    $12,460   $12,344     $   346    $   230
                                    =======   =======     =======    =======
                                        8PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION


   (d) Notes to Consolidated Financial Statements - July 1, 1995 (continued)


   2.   Available-for-sale Investments (continued)

        Short- and long-term available-for-sale investments in the accompanying balance sheet at July 1, 1995, include $10,452,000 with contractual maturities of one year or less, $1,451,000 with contractual maturities of more than one year through five years, and $557,000 with contractual maturities of more than five years. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of put and call options that enable either the Company and/or the issuer to redeem these securities at an earlier date.

        The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. "Gain on sale of investments" in the accompanying statement of income for the nine-month period ended July 1, 1995, resulted from gross realized gains of $768,000 and gross realized losses of $38,000 relating to the sale of available-for-sale investments.


   3.   Transaction in Stock of Subsidiary

        On March 6, 1995, the Company's wholly owned subsidiary, ThermoLyte Corporation (ThermoLyte), sold 1,845,000 units, each unit consisting of one share of ThermoLyte common stock, $.001 par value, and one redemption right, at $10.00 per unit, for net proceeds of approximately $17.3 million. Holders of the common stock purchased in the offering will have the option to require ThermoLyte to redeem in December 1998 and 1999 any or all of their shares at $10.00 per share. The redemption rights are guaranteed on a subordinated basis by Thermo Electron Corporation (Thermo Electron). In the event a payment is made by Thermo Electron under its guarantee, the Company has agreed to reimburse Thermo Electron. The difference between the redemption value and the original carrying amount of "Common stock subject to redemption" is accreted using the straight-line method over the period ending December 1998, which corresponds to the first redemption period. The accretion is charged to "Minority interest expense" in the accompanying statement of income. ThermoLyte is developing a line of propane-fueled lighting products, including flashlights, area lights or lanterns, and hazard lights. Following the offering, the Company owned 78% of ThermoLyte's outstanding common stock.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

   Industrial Refrigeration Systems

        The Company's FES division supplies standard and custom-designed refrigeration systems used primarily by the food-processing, petrochemical,


                                        9PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Description of Business (continued)

   and pharmaceutical industries. NuTemp, Inc. (NuTemp), which was acquired in May 1994, rents and sells remanufactured and new equipment for industrial refrigeration applications in the food-processing, petrochemical, and pharmaceutical industries, and for commercial cooling applications in institutions and commercial buildings, as well as for service contractors. Historically, the demand for NuTemp's equipment is highest in the summer period.

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

        Through this segment, the Company also conducts research and development on advanced systems for clean-coal combustion and other high-efficiency gas-fueled devices. The Company's research and development capability and expertise in engine, instrumentation, control, and heat-recovery technologies have enabled it to obtain support from outside sponsors in industry and government, to develop new products, and to support existing products.

        The Company's revenues by industry segment for the three- and nine-month periods ended July 1, 1995 and July 2, 1994, are shown in the following table.

                                     Three Months Ended     Nine Months Ended
                                     ------------------    ------------------
                                      July 1,   July 2,     July 1,   July 2,
   (In thousands)                        1995      1994        1995      1994
   --------------------------------------------------------------------------

   Industrial Refrigeration Systems   $17,328   $14,900    $46,769   $41,385
   Engines                              6,372     5,261     18,053    14,971
   Cooling and Cogeneration Systems     4,514     3,414     11,737     9,878
   Intersegment sales elimination        (700)     (194)    (1,819)   (1,064)
                                      -------   -------    -------   -------
                                      $27,514   $23,381    $74,740   $65,170
                                      =======   =======    =======   =======


                                       10PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Results of Operations

   Third Quarter Fiscal 1995 Compared With Third Quarter Fiscal 1994

        Total revenues increased 18% to $27,514,000 in the third quarter of fiscal 1995 from $23,381,000 in the third quarter of fiscal 1994. Industrial Refrigeration Systems segment revenues increased 16% to $17,328,000 in 1995 from $14,900,000 in 1994 due to increased demand for refrigeration packages at the Company's FES division and, to a lesser extent, the inclusion of an additional $696,000 in revenues from NuTemp, which was acquired in May 1994. Engines segment revenues increased 21% to $6,372,000 in 1995 from $5,261,000 in 1994 due primarily to increased demand for Crusader's inboard marine engine-related products. Cooling and Cogeneration Systems segment revenues increased 32% to $4,514,000 in 1995 from $3,414,000 in 1994 due primarily to an increase of $669,000 in revenues from gas-fueled cooling systems and, to a lesser extent, an increase in revenues from packaged cogeneration systems and sponsored research and development contracts.

        The gross profit margin decreased to 21% in the third quarter of fiscal 1995 from 22% in the third quarter of fiscal 1994. The gross profit margin for the Industrial Refrigeration Systems segment was 24% in 1995, compared with 26% in 1994. The decrease is due primarily to lower margins on NuTemp's rental revenues resulting from the cool spring season in certain of the Company's markets and, to a lesser extent, higher depreciation expense as a result of an increase in the Company's rental assets. The gross profit margin for the Engines segment decreased to 8% in 1995 from 12% in 1994 due primarily to start-up costs associated with new products and, to a lesser extent, higher warranty expenses in 1995 compared with 1994. The gross profit margin for the Cooling and Cogeneration Systems segment increased to 27% in 1995 from 22% in 1994 due to increased revenues from gas-fueled cooling systems and packaged cogeneration systems.

        Selling, general and administrative expenses as a percentage of revenues remained relatively unchanged at 16% in the third quarter of fiscal 1995, compared with 15% in the third quarter of fiscal 1994. Research and development expenses increased to $1,007,000 in 1995 from $462,000 in 1994, due primarily to development costs associated with gas-fueled lighting products and, to a lesser extent, natural gas-engine products.

        Interest income increased to $579,000 in the third quarter of fiscal 1995 from $305,000 in the third quarter of fiscal 1994, reflecting interest income earned on the proceeds from ThermoLyte Corporation's (ThermoLyte) March 1995 private placement (Note 3). The Company recorded a gain of $768,000 in 1995 on the sale of its investment in Thermedics Inc. (Thermedics) subordinated convertible debentures. Thermedics is a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).



                                       11PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Nine Months Fiscal 1995 Compared With First Nine Months Fiscal 1994

        Total revenues increased 15% to $74,740,000 in the first nine months of fiscal 1995 from $65,170,000 in the first nine months of fiscal 1994. Industrial Refrigeration Systems segment revenues increased 13% to $46,769,000 in 1995 from $41,385,000 in 1994 due primarily to the inclusion of an additional $5,146,000 in revenues from NuTemp. Engines segment revenues increased 21% to $18,053,000 in 1995 from $14,971,000 in 1994. The
   1995 results include a $4,759,000 increase in revenues from Crusader's inboard marine engine-related products due to increased demand. Results for 1994 include $1,548,000 in revenues from sterndrive marine engine-related products. The Company's sterndrive customer exited that market in fiscal 1994. Cooling and Cogeneration Systems segment revenues increased 19% to $11,737,000 in 1995 from $9,878,000 in 1994 due primarily to the inclusion of a $1,187,000 fee received from one of the Company's distributors of packaged cogeneration systems to satisfy the financial obligations under a minimum purchase contract and, to a lesser extent, an increase in revenues from gas-fueled cooling systems and sponsored research and development contracts. These increases were offset in part by a decrease in revenues from packaged cogeneration systems.

        The gross profit margin increased to 22% in the first nine months of fiscal 1995 from 21% in the first nine months of fiscal 1994. The gross profit margin for the Industrial Refrigeration Systems segment increased to 24% in 1995 from 21% in 1994 due primarily to an increase in margins at FES due to higher-margin sales and lower warranty expenses in 1995 compared with 1994 and, to a lesser extent, the inclusion of higher-margin NuTemp revenues. The gross profit margin for the Engines segment decreased to 11% in 1995 from 13% in 1994 due primarily to start-up costs associated with new products and, to a lesser extent, higher warranty expenses in 1995 compared with 1994. The gross profit margin for the Cooling and Cogeneration Systems segment increased to 30% in 1995 from 27% in 1994 due primarily to the fee received from one of the Company's distributors of packaged cogeneration systems as discussed above.

        Selling, general and administrative expenses as a percentage of revenues remained relatively unchanged at 16% in the first nine months of fiscal 1995, compared with 15% in the first nine months of fiscal 1994. Research and development expenses increased to $2,253,000 in 1995 from $1,217,000 in 1994 due primarily to development costs associated with natural gas-engine products and, to a lesser extent, gas-fueled lighting products.

        Interest income increased to $1,310,000 in the first nine months of fiscal 1995 from $1,011,000 in the first nine months of fiscal 1994, reflecting interest income earned on the proceeds from ThermoLyte's March 1995 private placement and, to a lesser extent, higher prevailing interest rates in 1995. The increase was offset in part by lower average invested amounts as a result of the cash expended for the acquisition of NuTemp in May 1994. Interest expense decreased to $17,000 in 1995 from $56,000 in 1994 due to the repayment of a $3,000,000 principal amount 6.2% subordinated convertible note to Thermo Electron in the first quarter of fiscal 1994.
                                       12PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Financial Condition

   Liquidity and Capital Resources

        Working capital was $62,416,000 at July 1, 1995, compared with $43,143,000 at October 1, 1994. Included in working capital were cash, cash equivalents, and short-term investments of $41,787,000 at July 1, 1995 and $27,879,000 at October 1, 1994. Of the $41,787,000 balance at July 1, 1995,
   $17,607,000 was held by the Company's ThermoLyte subsidiary and the remainder was held by the Company and its wholly owned subsidiaries. During the first nine months of fiscal 1995, $1,986,000 of cash was used in operating activities, due primarily to an increase in accounts receivable and inventories. The increase in accounts receivable reflects a higher sales level, while the increase in inventories is due to a build-up of inventory at Crusader in connection with two large orders for engines to be shipped beginning in the fourth quarter of fiscal 1995. In March 1995, ThermoLyte completed a private placement for net proceeds of approximately $17.3 million (Note 3). As of July 1, 1995, the Company owned 7,313 shares of Thermo Electron common stock that were purchased for $18,000 and have a market value of $294,000. The Company currently expects to make capital expenditures of approximately $1,000,000 during the remainder of fiscal 1995, primarily for machinery and equipment. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.



















                                       13PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August 1995.



                                             THERMO POWER CORPORATION



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer


























                                       14PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                            THERMO POWER CORPORATION



                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                    Page
   -------     ----------------------------------------------------      ----

    27        Financial Data Schedule.


PAGE