Form 10-K
period 1995-09-30
THERMO POWER CORP
filed 1995-12-06
CIK 813895

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                   ------------------------------------------

                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended September 30, 1995

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                         Commission file number 1-10573

                            THERMO POWER CORPORATION
             (Exact name of Registrant as specified in its charter)
   Massachusetts                                                    04-2891371
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   81 Wyman Street, P.O. Box 9046
   Waltham, Massachusetts                                           02254-9046
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code:  (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
   Title of each class                                     on which registered
   ----------------------------                        -----------------------
   Common Stock, $.10 par value                        American Stock Exchange
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 24, 1995, was approximately $63,355,000.

   As of November 24, 1995, the Registrant had 12,432,545 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1995, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 11, 1996, are incorporated by reference into Part III.
PAGE

                                     PART I


   Item 1.  Business
            --------

   (a) General Development of Business.
       -------------------------------

       Thermo Power Corporation (the Company or the Registrant) develops, manufactures, markets, and services industrial refrigeration equipment; gasoline engines for recreational boats; LPG (liquefied petroleum gas) and gasoline engines for lift trucks; natural gas engines for fleet vehicles and industrial applications; and natural gas cooling and cogeneration systems. The Company also conducts research and development on applications of thermal energy. Through its NuTemp, Inc. (NuTemp) subsidiary, the Company rents commercial cooling and industrial refrigeration equipment. Through its 78%-owned ThermoLyte Corporation (ThermoLyte) subsidiary, formed in March 1995, the Company is also developing a propane-powered flashlight, the first in a line of gas-powered lighting products it plans to develop and commercialize. The Company's strategy is to engineer, develop, and commercialize environmentally sound and economically efficient power generation, cooling, and related products. The Company comprises five operating units: the FES, Crusader Engines, and Tecogen divisions, and the NuTemp and ThermoLyte subsidiaries.

       In March 1995, the Company spun out ThermoLyte to complete the development and commercialization of a family of propane-powered flashlights, emergency lights, area lights, and other lighting products. ThermoLyte products will all be based on the Company's patented technology for a rigid mantle, the "bulb" in gas lights. This durable mantle allows the Company to use propane as a power source instead of batteries. Using propane offers several advantages over batteries, including a potentially infinite shelf life, substantially longer operating hours, constant brightness, and no battery disposal.

       Subsequent to year-end 1995, the Company's TecoDrive(R) 4300 engine became the first heavy-duty natural gas engine to be certified for Ultra Low-Emission Vehicles (ULEVs) by the U.S. Environmental Protection Agency
   (EPA). This certification will broaden the market for the Company's TecoDrive 4300 engines to include states with the strictest emissions standards.

       In May 1994, the Company acquired NuTemp for $7.9 million in cash. In fiscal 1995, the Company paid an additional $2.5 million as a result of NuTemp having achieved certain previously agreed upon performance goals through the period ending May 1, 1995. NuTemp is a supplier of both remanufactured and new industrial refrigeration and commercial cooling equipment for sale or rental. NuTemp's industrial refrigeration equipment is used primarily in the food-processing, petrochemical, and pharmaceutical industries, and its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors.

       The Company was originally incorporated in Massachusetts in June 1985 under the name Tecogen Inc., as a wholly owned subsidiary of Thermo Electron Corporation (Thermo Electron) to succeed the business of Thermo Electron's Thermal Products Division. In March 1993, the Company's name was changed to Thermo Power Corporation. As of September 30, 1995, Thermo Electron owned 7,832,326 shares of the Company's common stock, representing 63% of such stock then outstanding at that time. Thermo Electron is a world
                                        2PAGE
   leader in environmental monitoring and analysis instruments and a manufacturer of biomedical products including heart-assist systems and mammography systems, paper-recycling and papermaking equipment, alternative-energy systems, industrial process equipment, and other specialized products. Thermo Electron also provides environmental and metallurgical services and conducts advanced technology research and development. Thermo Electron intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require the purchase by Thermo Electron of additional shares of the Company's common stock from time to time as the number of outstanding shares issued by the Company increases. These purchases may be made either in the open market or directly from the Company. During fiscal 19951, Thermo Electron purchased 885,700 shares of the Company's common stock in the open market at a total price of $8,522,000.

   (b) Financial Information About Industry Segments.
       ---------------------------------------------

       The Company conducts business in three industry segments: (i) industrial refrigeration and commercial cooling equipment; (ii) gasoline engines for recreational boats, LPG and gasoline engines for lift trucks, and natural gas engines for fleet vehicles and industrial applications; and
   (iii) natural gas cooling and cogeneration systems, and conducting research and development on applications of thermal energy. The principal products and services rendered by the Company in these segments are described in detail below.

       Financial information concerning the Company's industry segments is summarized in Note 11 to Consolidated Financial Statements in the Registrant's Fiscal 1995 Annual Report to Shareholders and is incorporated herein by reference.

   (c) Description of Business.
       -----------------------

       (i)  Principal Products and Services
            -------------------------------

   Industrial Refrigeration Systems

       Industrial Refrigeration Packages. The Company's FES division designs,
       ---------------------------------
   engineers, manufactures, and services industrial refrigeration equipment used for cooling, freezing, and cold-storage applications in the food-processing, petrochemical, pharmaceutical, and liquefied-gas storage industries. FES produces complete industrial refrigeration systems, and it also supplies components for use in industrial refrigeration systems produced by others. FES also manufactures screw compressor packages used to cool inlet air for gas turbine generators at utilities.

       FES equipment for food and beverage customers are primarily standard products, such as screw-compressor packages, liquid-refrigerant pump packages, state-of-the-art control systems, and ASME (American Society of Mechanical Engineers) pressure vessels. A screw-compressor package, which consists of a screw compressor, an electric-drive motor, an oil separator, a control panel, and piping and tubing, constitutes the majority of this equipment. FES also provides screw-compressor packages powered by the Company's natural gas TecoDrive engines. These packages are pre-engineered and are manufactured in quantity. Examples of applications of industrial
   1 References to fiscal 1995, 1994, and 1993 herein are for the fiscal years ended September 30, 1995, October 1, 1994, and October 2, 1993, respectively.
                                        3PAGE
   refrigeration equipment used by food and beverage processors include the freezing, storing, and warehousing of meats, fish, fruits, and vegetables; freezing of fruit juice concentrates; or controlling process temperatures in brewing and wine-making, and soft drink carbonization, where the temperature of water is regulated to absorb a controlled quantity of carbon dioxide.

       FES supplies entire refrigeration packages to petrochemical, pharmaceutical, and related industries for integration into their plants' refrigeration systems. These higher-cost custom packages require significant design engineering and are used in a wide variety of applications, such as chilling brine that cools chemicals used in the production of penicillin. In another application of a custom package, FES units are used to chill and condense toxic effluent gases released in the production of chlorine.

       FES systems have capacities ranging from 10 to 4,500 tons, with evaporating temperatures ranging from +50.F to -100.F. Approximately 65% of FES's sales are of standard units for the food and beverage industry, and approximately 35% are of custom units for the petrochemical and pharmaceutical industries. The average price for a standard food and beverage refrigeration package is approximately $50,000, and a representative price for a custom unit would be approximately $300,000, although prices for these units can exceed $1 million. FES refrigeration packages can be designed for use with any common refrigerant, but approximately 80% of FES's units operate on ammonia. FES's utilization of ammonia, a cost-effective and environmentally safe substance compared with conventional chlorofluorocarbon (CFC)-based refrigerants, places FES in a leadership position to target the reduction of CFC systems. Ammonia does not harm the ozone layer, costs much less than conventional refrigerants, and is widely available on a global basis.

       The Company's NuTemp subsidiary buys new and surplus industrial refrigeration equipment, which is remanufactured for sale or rental. NuTemp serves numerous industries such as food-processing, petrochemical, pharmaceutical, and others. One of NuTemp's key services is its ability to respond to emergency situations and provide temporary large-tonnage refrigeration capacity on short notice.

       In many instances, NuTemp custom designs a refrigeration package to meet a customer's unique requirements. This results in a refrigeration system that meets the customer's specific needs in refrigeration capacity and operating temperature, as well as in control systems. Custom systems can be manufactured using new and remanufactured components to provide the most cost-effective and timely solution for the customer. Custom systems can be rented with an option to purchase, again providing a unique service in this industry.

       Applications for NuTemp's products range from cooling water to +60.F to cooling synthetic glycol to -45.F. The colder fluids are used in industrial process applications, which include chemical-reaction control, environmental testing, VOC (volatile organic compound) recovery, and plastics production.

       Revenues from industrial refrigeration packages were $55,193,000, $53,146,000, and $39,936,000 in fiscal 1995, 1994, and 1993, respectively.


                                        4PAGE

       Microprocessor Controls. FES microprocessor-based control systems for industrial refrigeration equipment are designed to reduce energy consumption through operating efficiencies, to anticipate problems with built-in pre-alarms, to announce system shutdowns, to offer memory storage, and to provide easy sensor calibration through keypads and displays. These controls are supplied with FES products, and they can also be fitted on refrigeration packages produced by other suppliers for ease of integration within FES's central supervisory control system.

       Other Products. FES also manufactures and sells liquid-refrigerant recirculation systems, heat-recovery heat exchangers, and pressure vessels for use in refrigeration packages and systems produced by others. FES's liquid-refrigerant recirculation systems, or "pump packages," are used in a variety of applications such as food freezing and storage, industrial process cooling, and thermal storage systems.

       As with its refrigeration equipment, NuTemp buys new and surplus commercial cooling equipment, which is remanufactured for sale or rental. NuTemp's customers in the commercial cooling industry include institutions, commercial building owners, and service contractors. The commercial cooling industry is currently coming into compliance with the phaseout of CFC refrigerants and replacing them with environmentally sound refrigerants. This retrofit process is creating a temporary market for NuTemp's commercial cooling systems, which operate on alternative refrigerants, while customers install new equipment.

   Engines

       Marine Engines. The Company's Crusader Engines division (Crusader) manufactures, markets, and services inboard marine engines and accessories both to OEM (original equipment manufacturer) boat companies and to a network of 37 distributors who support 900 dealers servicing Crusader's products in the field. Crusader does not customarily manufacture engines for its own inventory, but rather in response to orders from distributors, dealers, and boat manufacturers. Crusader's key customers are OEM manufacturers of "cruiser" class boats generally ranging in size from 25 to 45 feet. The purchase price of boats containing Crusader engines typically is in the $50,000 to $250,000 range. In fiscal 1995, sales to Crusader's top four OEM customers, Silverton Marine Corp. (Silverton), Carver Boat Corp. (Carver), Gibson Fiberglass, and Tiara Yachts, accounted for approximately 60% of Crusader's unit sales. Approximately 95% of Crusader's unit sales to OEM manufacturers is in the United States. Sales of engines to distributors account for approximately 19% of Crusader's unit sales.

       The market for Crusader's marine engine products declined significantly in the economic downturn during the past few years. In the early and mid-1980s, the United States market for inboard marine engines for cruiser class boats experienced significant annual growth and peaked in the 1988 model year (running from August 1987 through July 1988). The market for marine engines has improved in the 1994 and 1995 model years, and the Company believes market conditions will continue to improve as the economy rebounds and consumer confidence increases. The repeal of the federal tax on luxury purchases in 1993 has also had a positive effect on sales.

       Revenues from marine engines were $21,536,000, $18,315,000, and $18,172,000 in fiscal 1995, 1994, and 1993, respectively.

                                        5PAGE

       TecoDrive Natural Gas Engines for Vehicles. The Company's extensive development work on dedicated compressed natural gas (CNG) engines has resulted in sales of a number of its TecoDrive engines for use in school buses, package-delivery vehicles and other fleet vehicles. These engines feature substantially lower emissions than currently commercially available gasoline or natural gas engines. In November 1995, the Company's TecoDrive 4300 engine became the first heavy-duty natural gas engine to be certified for Ultra Low-Emission Vehicles (ULEVs) by the EPA. This certification will broaden the market for the Company's TecoDrive 4300 engines to include states with the strictest emissions standards.

       In February 1995, the Company received an order valued at $3.3 million to supply United Parcel Service (UPS) with natural gas engines and gasoline engines that can be easily converted to run on natural gas for use in its package-delivery vehicles. The 276 TecoDrive engines that were part of this order will convert vehicles that operate on diesel to natural gas. This order follows the successful evaluation of 20 TecoDrive engines by UPS in the Washington, DC, area, as part of the U.S. Department of Energy's (DOE's) heavy- and medium-duty commercial truck Alternative Fuels Program. The U.S. Postal Service is currently operating a total of eight two-ton delivery trucks powered by TecoDrive engines in four major U.S. cities. In California, 104 buses manufactured by Blue Bird Corporation (Blue Bird) and powered by turbocharged TecoDrive engines were the only CNG vehicles ordered under Phase II of a pilot program of the California Energy Commission (CEC) for safer, lower-emission school buses. These school buses, along with 10 school buses powered by the Company's naturally aspirated TecoDrive engines, provided during Phase I of the CEC program, have recorded a total of more than 3 million miles.

       The natural gas vehicle (NGV) market is in its formative stage. The use of NGVs in the United States results primarily from governmental regulations and incentive programs requiring the use of alternative fuels in certain situations. The Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, as well as numerous state regulations, require the increased use of alternative fuels over a period of time. There can be no assurance that NGVs will be the most popular alternative-fuel vehicles under the various mandates. The Company believes that most NGVs currently in use do not comply with proposed environmental regulations in the United States, the wide majority being equipped with aftermarket gasoline-to-natural-gas conversion kits that do not provide the low emissions offered by the Company's factory-built dedicated engines. Producing a natural gas engine with reduced emissions and adequate power at a cost that is not prohibitive is a key factor in the development of the market.

       TecoDrive Natural Gas Engines for Irrigation and Industrial Applications. The Company manufactures natural gas engines for the irrigation pump engine market. The Company is the first supplier to offer agricultural users extended warranties and total service support similar to what is offered to the Company's marine engine, cooling, and cogeneration customers. As a result of the positive response the Company has received from its customers in the irrigation market, the Company has developed TecoDrive engines for other stationary applications, such as powering air and gas compressors. There are now four OEM manufacturers incorporating the Company's TecoDrive engines into their natural gas compressors for NGV refueling. In summer 1995, the Company received orders for a total of 70 engines for pipeline gas compressors in Western Canadian gas fields. The Company also provides engines for a stationary application for Climaveneta,

                                        6PAGE
   a manufacturing firm in Italy. In addition, the Company offers a range of optional equipment that broadens the industrial applications for its engines.

       LPG and Gasoline Engines for Lift Trucks. The Company has embarked on a significant program to engineer and manufacture 2.2-, 3.0-, and 4.3-liter LPG and gasoline engines for installation into lift trucks. In May 1995, the Company completed its first shipment of fork-lift engines to Clark Materials Handling Company (Clark), one of the largest suppliers of lift trucks in the U.S. The Company is currently shipping engines under an order from Clark for 600 engines. The Company is also shipping engines under an order from Toyota Industrial Equipment Manufacturing Inc. (Toyota) for 450 3.0-liter engines for installation into Toyota's lift trucks. Toyota has also indicated its intent to purchase an additional 1,000 engines by summer 1996. The Company is also engineering lift-truck engines for Daewoo, Royal Tractor Company, and Taylor Machine Works, Inc.

   Cooling and Cogeneration Systems

       The Company designs, develops, manufactures, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Many of these products are powered by the Company's dedicated TecoDrive natural gas engines.

       The Company's Tecochill(R) commercial cooling and Tecogen(R) cogeneration products incorporate several proprietary features that are the result of the Company's advances in engine, thermal, and control technologies. One such proprietary feature is the Company's microprocessor-based control module, which automates the operation of such systems and can also include remote control, monitoring, and diagnostic capabilities. The standardized designs of the Company's products also enable rapid installation and startup, facilitate maintenance, and allow competitive delivery time. The Company supports its customers by offering a comprehensive maintenance contract under which the Company assumes responsibility for substantially all maintenance, repairs, and replacement parts.

       The cost savings that result from use of the Company's packaged cooling and cogeneration systems is directly related to the retail price of electricity. In the past few years, electricity prices have declined in many areas and rates remain relatively low on a historical basis in most regions. Given prevailing rate structures, demand for the Company's cooling and cogeneration systems has been less than anticipated.

       Tecochill Cooling Systems. The Company entered the gas-fueled cooling business by introducing its 150-ton gas-fueled cooling unit in 1988. The Company's Tecochill units are powered by the same TecoDrive engine used in the Company's small-scale cogeneration systems. Tecochill products are equipped with microprocessor controls allowing fully automated, unattended operation. Tecochill units can be programmed to run at different speeds to follow variable cooling loads for greater efficiency than conventional electric motor-driven air conditioners that run at a constant speed. These units are self-contained packages that are delivered to customer sites as finished products for standard installation. Tecochill units can be fitted with optional heat-recovery packages yielding hot water. The Company has sold approximately 300 of its Tecochill units to date, which are operating in 26 states and four foreign countries. The Company is currently offering
                                        7PAGE
   additional gas-fueled rooftop air conditioning equipment, ranging in size from 50 to 800 tons, for use in multi-unit residential buildings, nursing homes, hospitals, and similar institutions. The Company is currently developing packaged cooling for more than 1,000 tons under funding from the Gas Research Institute (GRI). Although the purchase price of the Company's Tecochill units is approximately 100-200% higher than that of electric motor-driven air conditioners of comparable sizes, lower operating costs associated with the use of Tecochill units generally lead to payback of the incremental capital cost in approximately four years. The average expected useful life of a Tecochill unit is comparable to that of an electric motor-driven air conditioner, typically 15 years.

       Revenues from cooling systems were $4,956,000, $3,772,000, and $4,609,000 in fiscal 1995, 1994, and 1993, respectively.

       Tecogen Cogeneration Systems. In 1983, the Company introduced its first Tecogen packaged cogeneration system, the 60-kilowatt (kW) CM-60 model powered by the Company's TecoDrive engine. Approximately 600 CM-60 and CM-75 units have been installed at approximately 350 sites across the United States. The Company also provides 225-kW models. These systems are automated, self-contained cogeneration packages that are delivered as finished units to customer sites. In general, these systems are manufactured to standard designs and are assembled and tested on a production-line basis. Some modifications are made to the larger cogeneration systems in order to accommodate the demands of individual sites. The cogeneration systems use a single fuel source, natural gas, to simultaneously produce electricity and thermal energy in the form of hot water or steam. By using energy that would otherwise be wasted, the Company's cogeneration systems operate at a cost that can be comparable to the cost of producing hot water alone in conventional systems. The electricity produced is used principally to meet on-site energy requirements and replaces electricity that would otherwise be purchased from a utility.

       Revenues from cogeneration systems were $1,594,000, $873,000, and $1,077,000 in fiscal 1995, 1994, and 1993, respectively.

       Sponsored Research and Development. The Company conducts research and development supported by outside sponsors. Revenues from sponsored research and development contracts were $4,917,000, $5,209,000, and $6,457,000 in fiscal 1995, 1994, and 1993, respectively. See "Research and Development."

   Regulation

       The demand for most of the Company's products is affected by various federal, state, and local energy and environmental laws and regulations. All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment may have on the Company's sales, business, or operations.

   Industrial Refrigeration Systems
   --------------------------------

       The Company's ammonia-based refrigeration equipment and alternative-refrigerant commercial cooling systems benefit from the worldwide phaseout of CFC refrigerants. The Montreal Protocol was negotiated in 1987 under the sponsorship of the United Nations Environmental Program (UNEP) to protect the ozone layer. This agreement establishes a process to control substances that could deplete the ozone layer, including CFCs. The most recent
                                        8PAGE
   regulations for CFCs were developed in 1992 by governments of the nations participating in UNEP. These representatives agreed on a gradual phaseout of CFC production, such as R-12 and R-11, to be completed by January 1996.

   Engines
   -------

       In October 1994, the EPA proposed new regulations to limit air emissions from gasoline and diesel marine engines. Under the rule that takes effect in model year 1998, hydrocarbon exhaust from gasoline marine engines would be reduced by 75%. Meeting these new standards will be more difficult for companies that manufacture two-stroke engines that emit larger quantities of hydrocarbons than the four-stroke engines manufactured by Crusader. The Company is already manufacturing engines using an electronic fuel-injection feature with significantly reduced emissions and believes its engines will meet the requirements using similar technologies before the mandate takes effect.

       The market for the Company's TecoDrive natural gas engine is influenced by federal legislation that allows states to establish programs encouraging the use of alternative fuels, including natural gas, methanol, and ethanol. More than half of the states have some type of alternative-fuel vehicles commission, legislation, or tax incentives. In 1995, there are a total of 22 U.S. cities that have been classified as nonattainment areas for acceptable air quality by the EPA. By model year 1998, 50% of heavy-duty vehicles bought for fleets with 10 or more vehicles capable of refueling in these smoggiest cities must be clean-fuel vehicles.

       Under the Clean Air Act Amendments of 1990, the EPA issued regulations that delineate clean fuel requirements and vehicle emissions standards. In September 1994, the EPA published its final rule on certification for propane and natural gas vehicles. With certain exceptions, the rule becomes mandatory in model year 1997. In November 1995, the Company became the first engine manufacturer to receive EPA certification of a heavy-duty natural gas engine for Ultra Low-Emission Vehicles (ULEVs). This certificate certifies that a certain vehicle type or engine meets requirements of the most current applicable emissions regulations.

       Natural gas is one of many alternative fuels that is addressed by these laws and regulations. Others include methanol, ethanol, liquefied petroleum gas, hydrogen, electricity, and reformulated gasoline. There can be no assurance that natural gas will become a preferred alternative fuel for vehicles or that existing and future laws or regulations or their enforcement will create material long-term demand for NGVs.

   Cooling and Cogeneration Systems
   --------------------------------

       The passage by Congress of the Public Utility Regulatory Policies Act of 1978 (PURPA), the adoption of regulations thereunder by the Federal Energy Regulatory Commission (FERC), and related state laws and regulations provide incentives for the development of qualifying small-power production and cogeneration systems such as those offered by the Company. PURPA and FERC regulations promulgated thereunder address three issues of importance to users that own or operate cogeneration systems, including those sold by the Company. First, PURPA exempts qualifying users from most federal and state regulations that pertain to electric utilities. Second, PURPA requires electric utilities to allow qualifying cogenerators to connect their cogeneration facilities to utilities' electric power systems. This mandatory connection enables users to purchase utility-generated
                                        9PAGE
   electricity to start their cogeneration systems and assures users of a back-up source of electricity during peak periods of use and when the cogeneration systems are shut down for maintenance and repair. Third, PURPA requires utilities to purchase electricity produced by qualifying cogenerators at a price equivalent to utilities' avoided costs.

       Like all electric power-generating and other fossil fuel-burning systems, the Company's cooling and cogeneration products must comply with federal, state, and local environmental laws and regulations. Regulation of systems such as those sold by the Company is conducted primarily at the state and local level, where standards can vary. In particular, applicable environmental standards in California are stricter than comparable federal guidelines. The Company believes that its existing Tecochill and other Tecogen products comply with applicable federal and state environmental standards, including those currently in effect in California, excluding the Los Angeles region, though the Company cannot predict whether its products will comply with all environmental standards promulgated in the future.

     (ii) New Products
          ------------

       In March 1995, the Company formed its ThermoLyte subsidiary to develop and commercialize a line of propane-powered flashlights, emergency lights, area lights, and other lighting products. ThermoLyte's lighting products will be based on the Company's patented technology for a rigid mantle, the "bulb" in gas lights. Because this mantle is more durable than the mantles typically used in gas lighting, the Company will design these products to be highly portable.

       The Company is continuing the development of a propane-powered flashlight that is designed to offer a potentially infinite shelf life, substantially longer operating hours, constant brightness, and no battery disposal. The Company intends to initially market these products to specialty catalogs and retail stores, and to broaden its distribution lines to include mass-market merchandisers when these products gain market acceptance. The initial commercial launch of this flashlight is planned for 1996.

     (iii)  Raw Materials
            -------------

       The Company purchases engine blocks for its marine and certain other engines, as well as engines for its larger cooling and cogeneration products, from a sole supplier. It does not have a firm contract with this supplier. The Company generally maintains inventories of engine blocks sufficient to meet its needs for a three-month period. However, the inability of the Company to obtain either engines or engine blocks from this supplier would have a material adverse effect upon the Company's operations.

     (iv)  Patents, Licenses, and Trademarks
           ---------------------------------

       The Company considers its patents and licenses to be important in the present operation of its business. The Company, however, does not consider any one of its patents or related group of patents to be of such importance that its expiration, termination, or invalidity would materially affect the Company's business.

       The Company has research and development arrangements with the natural gas industry and various governmental agencies, and is required to pay
                                       10PAGE
   royalties for any technologies developed or products commercialized under several of these arrangements.

     (v)  Seasonal Influences
          -------------------

       Crusader's marine engine sales historically have been stronger in the first quarter of each calendar year, when boat builders purchase engines for boats to be sold for the upcoming boating season. Sales of marine engines generally decline gradually during the last three quarters of the calendar year, reaching their lowest levels in the fourth quarter. In addition, the demand for NuTemp's equipment typically has been highest in the summer period. There are no significant seasonal influences in the Company's other lines of business.

     (vi)  Working Capital Requirements
           ----------------------------

       There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

     (vii)  Dependency on a Single Customer
            -------------------------------

       No single customer accounted for more than 10% of the Company's total revenues in fiscal 1995, 1994, and 1993. In fiscal 1995, revenues from Carver and Silverton accounted for 20% and 10%, respectively, of Engines segment revenues. The loss of one or both of these customers would have a material adverse effect on the Engines segment.

     (viii)  Backlog
             -------

       The backlog of firm orders for the Industrial Refrigeration Systems segment was $17.4 million as of September 30, 1995, compared with $10.6 million as of October 1, 1994. The backlog of firm orders for the Engines segment was $4.2 million as of September 30, 1995, compared with $0.8 million as of October 1, 1994. The backlog of firm orders for the Cooling and Cogeneration Systems segment was $6.0 million as of September 30, 1995, compared with $4.7 million as of October 1, 1994. The Company believes that the majority of this backlog will be shipped during fiscal 1996. The Company does not believe that the size of its backlog is necessarily indicative of intermediate- or long-term trends in its business.

     (ix)  Government Contracts
           --------------------

       Not applicable.

     (x)  Competition
          -----------

       The Company experiences competition in most of its product lines. Additional competition may arise if markets in which the Company is active develop significantly. The Company is aware of several competitors for its product lines, some of whom have financial, marketing, and other resources greater than those of the Company.

   Industrial Refrigeration Systems

       The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. Major
                                       11PAGE
   industrial refrigeration companies, of which FES is one, account for approximately one-half of worldwide sales, with the balance generated by many smaller companies. The Company believes that FES competes on the basis of its advanced control systems and overall quality, reliability, service, and to a lesser extent, price.

       The worldwide market is characterized by strong local manufacturers. The market leader worldwide as well as in North America is Frick Company and its affiliates, subsidiaries of York International Corporation (York). Though comprehensive surveys on the industrial refrigeration market do not exist, the Company believes it accounts for approximately 20% of the North American market, 5% of the European market, 8% of the Asia-Pacific market, and 7% of the Latin American market.

       The Company believes NuTemp is the world leader in remanufactured refrigeration equipment. As part of its rental program, NuTemp offers an option to buy, a service which is unique in the industry. NuTemp's largest competitor is Aggreko, a subsidiary of Christian Salverson Company. Aggreko is a major supplier of rental equipment for the industrial refrigeration and commercial cooling markets. The Company believes that NuTemp competes on the basis of price, delivery time, and customized equipment.

   Engines

       Once the NGV and alternative-fuel engine markets are fully developed, the Company anticipates that competition will be intense, and potential competitors in some or all segments of these markets may include major automotive and natural gas companies and other companies that have greater financial resources than those of the Company.

       The Company believes it has the second largest share of the inboard marine engine market for cruiser class boats in the United States, with about 25% market share, behind the Mercury division of Brunswick Corporation. Crusader has experienced intense competition in the marine engine business in recent years, primarily from vertical integration of boat and engine manufacturers that has led to the acquisition of former customers of Crusader by competing engine manufacturers. The Company believes that Crusader competes on the basis of quality, reliability, and service.

   Cooling and Cogeneration Systems

       The Company's Tecochill products are subject to competition from absorption air conditioning systems and electric motor-driven vapor compressor systems. Other manufacturers of natural gas-fueled engine-driven cooling systems have also entered the market. The Company believes it competes with producers of conventional equipment on the basis of relative operating costs at times of peak electrical demand, and with other producers of natural gas-fueled cooling systems on the basis of quality, reliability, service, operational savings, and track record.

       In 1995, Enchill by MKW Power Systems, one of the Company's major competitors, ceased operations in the gas-cooling market. Also in 1995, York entered the gas-engine cooling market, in partnership with Caterpillar, and is expected to be a major competitor in large-capacity (+400 tons) cooling equipment. However, the Company's most competitive range is in smaller-capacity equipment. The Company believes that York's

                                       12PAGE
   entry into this market may actually expand the total market by further legitimizing the technology.

       The Company's sale of cogeneration systems is subject to intense competition, both direct and indirect. Direct competitors consist of companies that sell cogeneration products resembling those sold by the Company. In addition, electric utility pricing programs provide competition for the Company's cogeneration products. Indirect competitors include manufacturers of conventional water heaters, air conditioners, and electric generator sets, since the economic benefits of the Company's cogeneration and cooling systems depend on the cost of conventional energy systems. The Company believes that it competes on the basis of several factors, including product quality and reliability, operational savings, ease of installation, service, and pricing.

       The Company's sponsored research and development is also subject to intense competition from many larger and smaller firms, universities, and other private and public research facilities. The Company competes for sponsored research and development contracts on the basis of several factors, including technical expertise, market experience, and past performance.

     (xi)  Research and Development
           ------------------------

       The Company has conducted research and development on applications of thermal energy for more than 30 years. The Company's research and development capability and expertise in engine, instrumentation, control, and heat-recovery technologies have enabled it to obtain support from outside sponsors, develop new products, and support existing products. Since 1980, the Company has spent approximately $92 million of internal and external funds on research, development, and commercialization of its natural gas engine, cooling, cogeneration, and other products. Since 1983, approximately 52% of sponsored research and development has been for the Company's natural gas engine-related products. The Company is currently conducting sponsored research to expand the use of TecoDrive engines in NGVs and industrial equipment and in its cooling and cogeneration systems by upgrading power output and permitting greater flexibility to meet varying loads.

       The Company's sponsored programs have been supported principally by the domestic natural gas industry and the federal government. Within the natural gas industry, the Company's principal sponsors have been the GRI and the Southern California Gas Company, which is the nation's largest gas utility. The Company has also obtained research and development funding from federal and state governments, industrial companies, and from the Electric Power Research Institute. Sponsors of the Company's research and development generally own the rights to technology that is developed under these programs.

       The Company conducts significant sponsored research and development in areas that, while not directly related to its current product lines, can take advantage of the Company's expertise in engine or thermal technologies. Current projects involve research into general pollution-abatement techniques utilizing the electrical breakdown of oxides of nitrogen into their constituent elements, and industrial applications of the Company's heat-recovery and heat-exchange techniques for air conditioning and refrigeration equipment for users such as supermarkets.

                                       13PAGE

   Projects also include programs for the development of commercial cooling appliances and a gas-fueled heating system fueled by coal slurry.

       As part of the Company's research and development of combustion technologies, the Company's ThermoLyte subsidiary is developing a family of propane-powered flashlights, emergency lights, area lights, and other lighting products, which will offer a longer shelf life and more operating ours than battery-powered versions. ThermoLyte products will all be based on the Company's patented technology for a rigid mantle, the "bulb" in gas lights. By incorporating this durable mantle into its lights, the Company can use propane as an energy source instead of batteries. Based on the same rigid-mantle technology used in the Company's lighting products, the Company will be developing and demonstrating Thermophotovoltaic (TPV) systems under a contract from the National Aeronautics and Space Administration (NASA) Lewis Research Center. TPV is a direct energy-conversion technique to produce electric power by burning a fuel on a selective emitting ceramic burner and radiating the light onto photovoltaic cells. Potential applications for TPV are power generation for recreational, commercial, and military uses, as well as power cells for electronic devices.

       Certain of the Company's research on TPV was performed pursuant to contracts with the GRI. The GRI has retained the rights to all proprietary information developed pursuant to these contracts and can license such information to third parties, in certain circumstances on an exclusive basis. In addition, if the use of the Company's proprietary technology is required to use the information developed pursuant to these contracts, the GRI can require the Company to license its technology to third parties at a reasonable royalty rate. The development of TPV is in the very preliminary stages, and the Company does not know if it is feasible to develop a commercially viable TPV product. In addition, the Company is aware of other companies performing research and development on TPV, one of which may have patents covering such technology. No assurance can be given that the Company will be able to develop a commercially viable TPV product or that if developed such product would not infringe the patent rights of others.

       In March 1991, the Company acquired engine testing equipment at an engine test facility located in Marlborough, Massachusetts, to augment its existing engine research capability. The laboratory is used primarily to develop CNG engines for vehicle and stationary applications. This test facility includes dynamometers for engine power and durability testing, as well as systems for emissions measurement and high-speed data collection. The Company has developed a system for converting a diesel engine to operate solely on natural gas without major modifications to the engine. This low-cost conversion system, which was developed on a 7.6-liter Navistar engine, will allow fleet managers to convert their diesel engines to operate solely on natural gas, without removing the engine from the vehicle. The conversion kit is designed to bring diesel engines into compliance with government regulations mandating the use of alternative fuels in vehicles to reduce emissions. The engine conversion system is being demonstrated on a school bus owned by the Company. A field demonstration of the diesel conversion system will be conducted on vehicles in California in 1996.

       During fiscal 1995, 1994, and 1993, the Company spent $3,065,000, $1,622,000, and $995,000, respectively, on internally funded research and development, and $3,548,000, $4,197,000, and $5,310,000, respectively, on research and development sponsored by others.
                                       14PAGE

     (xii)  Environmental Protection Regulations
            ------------------------------------

       The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

     (xiii)  Number of Employees
             -------------------

       As of September 30, 1995, the Company employed approximately 500 people. Approximately 44 employees at the Company's Crusader division are represented by a labor union under a three-year collective bargaining agreement expiring on October 15, 1997. The Company has experienced no work stoppages in the past, and considers its relations with employees to be good.

     (xiv)  Marketing
            ---------

   Industrial Refrigeration Systems

       FES's products are distributed primarily through independent sales representatives who are typically specialists in industrial refrigeration, and they are also sold directly to end users. Approximately 75% of FES's sales are in North America. Of the sales generated in North America, 70% are made by independent sales representatives, 5% by FES sales employees, and 25% through direct orders from existing customers. FES has 19 independent sales representatives serving 25 business regions throughout the United States. All of the independent sales representatives are engineers who have the ability to provide customers with quotes on entire refrigeration plants. The representatives make sales contacts with refrigeration contractors, end users, and consulting engineers. Sales of FES's standard food and beverage packages are generally made to refrigeration contractors, who are responsible for installation of the total refrigeration plant at the facility of an end user. Sales of FES's custom systems are generally made directly to end users.

       Approximately 25% of FES's fiscal 1995 sales were to export customers. FES uses a combination of Carrier Corporation representatives with demonstrated industrial refrigeration expertise and several independent representatives located in various countries, including Thailand, Taiwan, the People's Republic of China, and Russia.

       NuTemp markets its products through direct marketing techniques, including direct mailing, and sends representatives to numerous trade shows each year. NuTemp is also marketing its products through FES sales employees and independent sales representatives. NuTemp's sales are solely in the United States.

   Engines

       The Company markets its TecoDrive natural gas engines principally through a series of nonexclusive OEM and distributor arrangements. Blue Bird currently offers TecoDrive engines as a production option in school buses. The Company also sells its TecoDrive engines to a manufacturer in Italy for stationary applications in Europe and is actively pursuing the distribution of TecoDrive engines in Canada. The Company has a sales representative who markets the Company's engines through an expanded network of distributors. By working through a distributor with
                                       15PAGE
   comprehensive overhaul, repair, spare parts, field service, and training capabilities, the Company's engine customers in the United States and Canada can receive aftermarket support.

       The Company has marketed TecoDrive engines for irrigation applications through a variety of channels. The engines have been exhibited at a number of agriculture industry trade shows, and they have been featured in advertisements in agricultural trade journals. The Company has organized a network of dealers in Arizona, California, Nebraska, Kansas, Oklahoma, and Ontario, Canada, which is independent of the distribution network discussed above, specifically for the distribution of TecoDrive engines for irrigation applications. Southwest Gas Company in Arizona is also supporting the Company's marketing effort for irrigation engines by offering cash rebates to farmers purchasing TecoDrive engines to replace electric motors in pumping service.

   Cooling and Cogeneration Systems

       The Company markets its Tecochill cooling units primarily through a network of distributors located throughout the United States. The Company has established its own network of sales representatives, and the Company's marketing effort in the United States is also supported by a consortium of gas and combined gas-electric utilities. The Company markets its cogeneration units in the United States through its own sales force, and in certain areas, through a team of distributors. The Company has commenced some sales of its smaller cogeneration products outside the United States.

   (d)  Financial Information about Exports by Domestic Operations.
        ----------------------------------------------------------

       Financial information about exports by domestic operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's Fiscal 1995 Annual Report to Shareholders and is incorporated herein by reference.

   (e)  Executive Officers of the Registrant.
        ------------------------------------

                               Present Title (Year First Became Executive
   Name                   Age  Officer)
   ---------------------  ---  --------------------------------------------

   Marshall J. Armstrong  60   Chief Executive Officer (1991)
   J. Timothy Corcoran    49   President (1992)
   Chester G. Janssens    63   Vice President (1992)
   Ravinder K. Sakhuja    51   Vice President (1985)
   John N. Hatsopoulos *  61   Vice President and Chief Financial
                               Officer (1988)
   Paul F. Kelleher       53   Chief Accounting Officer (1985)

   * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

       Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held these positions for at least five years either with the Company or with its parent company, Thermo Electron. Mr. Armstrong has been Chief Executive Officer of the Company since April 1991. He has been a Vice President of Thermo Electron since November 1986. Mr. Corcoran has been President of the Company since April 1995. From November 1992 to April 1995, Mr. Corcoran
                                       16PAGE
   was a Vice President of the Company, and has been President of FES since June 1990. Mr. Janssens has been a Vice President of the Company since 1992 and President of Crusader since 1974. Dr. Sakhuja has been a Vice President of the Company since 1992, and President of the Company's Tecogen operations for more than 5 years. From 1985 to 1992 he was President of the Company and also Chief Executive Officer from 1985 to 1991. Each of the above-named officers is a full-time employee of the Company except for Messrs. Armstrong, Hatsopoulos, and Kelleher, who are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require from time to time.


   Item 2.  Properties
            ----------

       The location and general character of the Company's principal properties by industry segment as of September 30, 1995, are as follows:

   Industrial Refrigeration Systems

       The Company owns approximately 136,000 square feet of office and manufacturing space in York, Pennsylvania, subject to a mortgage on the property, and approximately 15,000 square feet of manufacturing space in Humble, Texas. The Company also occupies approximately 164,000 square feet of office and manufacturing space in Chicago, Illinois, under a lease expiring in 1997.

   Engines

       The Company occupies approximately 104,000 square feet of manufacturing, engineering, and office space in Sterling Heights, Michigan, under leases expiring in 2000 and 2004.

   Cooling and Cogeneration Systems

       The Company occupies approximately 40,000 square feet of office and laboratory space in Waltham, Massachusetts, under an agreement providing for the sublease of the facility from Thermo Electron expiring in 1997. In addition, the Company leases approximately 14,000 square feet of engine testing and office space in Marlborough, Massachusetts, under a lease agreement with an unrelated party expiring in 1997. The term of the lease may be extended at the option of the Company for a successive three-year period.

       In addition, the Company leases approximately 300 square feet of office space in Thermo Electron's corporate headquarters in Waltham, Massachusetts. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations.


   Item 3.  Legal Proceedings
            -----------------

       Not applicable.


   Item 4.  Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

       Not applicable.

                                       17PAGE

                                    PART II


   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

       Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6.  Selected Financial Data
            -----------------------

       The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 7.  Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

       The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8.  Financial Statements and Supplementary Data
            -------------------------------------------

       The Registrant's Consolidated Financial Statements as of September 30, 1995, and Supplementary Data are included in the Registrant's Fiscal 1995 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

       Not applicable.









                                       18PAGE

                                    PART III


   Item 10. Directors and Executive Officers of the Registrant
            --------------------------------------------------

       The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Disclosure of Certain Late Filings" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 11. Executive Compensation
            ----------------------

       The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 12. Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

       The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 13. Certain Relationships and Related Transactions
            ----------------------------------------------

       The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.



                                       19PAGE

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

   (a), (d)  Financial Statements and Schedules.
             ----------------------------------

            (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

            (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

            (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             -------------------------------------------------------------
             Item 14.
             -------

             Information incorporated by reference from Exhibit 13 filed herewith:

                  Consolidated Statement of Income
                  Consolidated Balance Sheet
                  Consolidated Statement of Cash Flows
                  Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                  Report of Independent Public Accountants

             Certain Financial Statement Schedules filed herewith:

                  Schedule II:  Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

        (b)  Reports on Form 8-K.
             -------------------

             During the fiscal quarter ended September 30, 1995, the Registrant was not required to file, and did not file, any Current Report on Form 8-K.

        (c)  Exhibits.
             --------

             See Exhibit Index on the page immediately preceding exhibits.




                                       20PAGE

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

   Date: December 5, 1995                  THERMO POWER CORPORATION


                                           By: Marshall J. Armstrong
                                              ----------------------------
                                              Marshall J. Armstrong
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 5, 1995.


   Signature                         Title
   ---------                         -----


   By:Marshall J. Armstrong          Chairman of the Board, Chief Executive
      ---------------------------
      Marshall J. Armstrong          Officer and Director

   By:John N. Hatsopoulos            Vice President, Chief Financial Officer
      ---------------------------
      John N. Hatsopoulos            and Director

   By:Paul F. Kelleher               Chief Accounting Officer
      ---------------------------
      Paul F. Kelleher

   By:Peter O. Crisp                 Director
      ---------------------------
      Peter O. Crisp

   By:George N. Hatsopoulos          Director
      ---------------------------
      George N. Hatsopoulos

   By:Robert C. Howard               Director
      ---------------------------
      Robert C. Howard

   By:Donald E. Noble                Director
      ---------------------------
      Donald E. Noble

   By:                               Director
      ---------------------------
      Paul E. Tsongas






                                       21PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------



   To the Shareholders and Board of Directors of Thermo Power Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Power Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 3, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 20 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                             Arthur Andersen LLP



   Boston, Massachusetts
   November 3, 1995


















                                       22PAGE

   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                            Charges to/
                            (Reductions
                                    in)      Bad       Ac-
                  Balance at      Costs    Debts    counts            Balance
                   Beginning        and      Re-   Written             at End
   Description       of Year   Expenses  covered       Off   Other(a) of Year
   --------------------------------------------------------------------------

   Year Ended
    September 30, 1995

   Allowance for
     Doubtful
     Accounts        $  590     $    3    $   16   $  (79)    $    -   $  530

   Year Ended
    October 1, 1994

   Allowance for
     Doubtful
     Accounts        $  561     $   (2)   $   83   $ (102)    $   50   $  590

   Year Ended
    October 2, 1993

   Allowance for
     Doubtful
     Accounts        $1,079     $ (149)   $    9   $ (545)    $  167   $  561


   (a) Allowance of business acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1995 Annual Report to Shareholders.






                                       23PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                    Page
   ---------   --------------------------------------------------------  ----

       3.1 Articles of Organization of the Registrant, as amended (filed as Exhibit 3(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference).

       3.2 By-laws of the Registrant, as amended (filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1993 [File No. 1-10573] and incorporated herein by reference).

       4.1 Specimen Common Stock Certificate (filed as Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1993 [File No. 1-10573] and incorporated herein by reference).

      10.1 Stock Purchase Agreement among the Registrant, NuTemp, Inc. and Michael S. Lazar, dated May 13, 1994 (filed as
               Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to events occurring on May 13, 1994 [File No. 1-10573] and incorporated herein by reference).

      10.2 Amended and Restated Corporate Services Agreement between the Registrant and Thermo Electron, dated as of January 3, 1993 (filed as Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1992 [File No. 1-10573] and incorporated herein by reference).

      10.3 First Amendment to Lease dated September 30, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

      10.4 Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10(e) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference).

      10.5 Tax Allocation Agreement dated September 25, 1985, between the Registrant and Thermo Electron (filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1987 [File No. 0-15920] and incorporated herein by reference).

      10.6 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1992 [File No.
               1-10573] and incorporated herein by reference).


                                       24PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.7 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

      10.8 Master Reimbursement Agreement dated as of January 2, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

      10.9 Lease, dated as of January 20, 1988, between Thermo Electron and Michael I. Gilson, Trustee (subsequently assigned to the Registrant) (filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1992 [File No. 1-10573] and incorporated herein by reference).

      10.10 Agreement, dated October 15, 1991, between Thermo Electron and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America Local 203 (subsequently assigned to the Registrant) (filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1992 [File No. 1-10573] and incorporated herein by reference).

      10.11 Form of Redemption Rights of ThermoLyte Corporation and related Guarantee of Thermo Electron Corporation.

      10.12 Guarantee Agreement between ThermoLyte Corporation and Thermo Electron Corporation.

      10.13 Incentive Stock Option Plan of the Registrant, as amended (filed as Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and 1993).

      10.14 Nonqualified Stock Option Plan of the Registrant, as amended (filed as Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and
               1993).
                                       25PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.15    Equity Incentive Plan of the Registrant (filed as
               Attachment A to the Proxy Statement dated February 18, 1994 of the Registrant [File No. 1-10573] and incorporated herein by reference).

      10.16    Deferred Compensation Plan for Directors of the
               Registrant (filed as Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference).

      10.17 Directors' Stock Option Plan of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995 [File No. 1-10573] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of the Registrant's parent, Thermo Electron Corporation, and its subsidiaries, for services rendered to the Registrant or to such affiliated corporations. Such plans are listed under Exhibits 10.18 - 10.71.

      10.18 Thermo Electron Corporation Incentive Stock Option Plan (filed as Exhibit 4(d) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Nonqualified Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).

      10.19 Thermo Electron Corporation Nonqualified Stock Option Plan (filed as Exhibit 4(e) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Incentive Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).





                                       26PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.20 Thermo Electron Corporation Equity Incentive Plan (filed as Exhibit 10.1 to Thermo Electron's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 7,050,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993 and May 1995 and share increase approved in 1994).

      10.21 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

      10.22 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 337,500 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995).

      10.23 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 480,228 shares, after adjustment to reflect share increase approved in 1988 and 3-for-2 stock splits effected in January 1988, July 1993 and April 1995).

      10.24 Thermo Electron Corporation - Thermo Process Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).


                                       27PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.25 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Amended in September 1995 to extend the plan expiration date to December 31, 2005).

      10.26 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

      10.27 Thermo Electron Corporation - Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

      10.28 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October
               1993).

      10.29 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992 and 3-for-2 stock split effected in September
               1995).

      10.30 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 57,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993 and share increase approved in September 1995).
                                       28PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.31    Thermo Electron Corporation - Thermo BioAnalysis
               Corporation Nonqualified Stock Option Plan.

      10.32 Thermo Electron Corporation - ThermoLyte Corporation Nonqualified Stock Option Plan.

      10.33 Thermo Electron Corporation - Thermo Remediation Inc. Nonqualified Stock Option Plan.

      10.34 Thermo Electron Corporation - ThermoSpectra Corporation Nonqualified Stock Option Plan.

      10.35 Thermo Electron Corporation - ThermoLase Corporation Nonqualified Stock Option Plan.

      10.36 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Incentive Stock Option Plan (filed as Exhibit 10.18 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

      10.37 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.19 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

      10.38 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Equity Incentive Plan (filed as
               Exhibit 10.46 to Thermo Process' Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

      10.39    Thermedics Inc. Incentive Stock Option Plan (filed as
               Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).
                                    29PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.40    Thermedics Inc. Nonqualified Stock Option Plan (filed as
               Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

      10.41 Thermedics Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated May 10, 1993 of
               Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000, after adjustment to reflect 3-for-2 stock split effected in November 1993).

      10.42 Thermedics Inc. - Thermedics Detection Inc. Nonqualified Option Plan (filed as Exhibit 10.20 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

      10.43 Thermo Cardiosystems Inc. Incentive Stock Option Plan (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

      10.44 Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

      10.45 Thermo Cardiosystems Inc. Equity Incentive Plan (filed as Attachment A to the Proxy Statement dated May 5, 1994 of Thermo Cardiosystems [File No. 1-10114] and incorporated herein by reference).


                                       30PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.46 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

      10.47 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

      10.48    Thermo Voltek Corp. Equity Incentive Plan (filed as
               Exhibit 10.49 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

      10.49 Thermo Instrument Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(c) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Nonqualified Stock Option Plan is 2,250,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988, July 1993 and April 1995).

      10.50 Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(d) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Incentive Stock Option Plan is 2,250,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988, July 1993 and April 1995).

      10.51 Thermo Instrument Systems Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated April 27, 1993 of Thermo Instrument [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 3,225,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock splits effected in July 1993 and April
               1995).

                                     31PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.52 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Nonqualified Stock Option Plan is 928,125 shares, after adjustment to reflect share increase approved in 1987 and 3-for-2 stock splits effected in July 1993 and April
               1995).

      10.53 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Incentive Stock Option Plan is 928,125 shares, after adjustment to reflect share increase approved in 1987 and 3-for-2 stock splits effected in July 1993 and April
               1995).

      10.54    Thermo Instrument Systems Inc. - ThermoSpectra
               Corporation Nonqualified Stock Option Plan (filed as
               Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

      10.55 ThermoSpectra Corporation Equity Incentive Plan (filed as Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

      10.56 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).



                                       32PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.57 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

      10.58    ThermoTrex Corporation - ThermoLase Corporation
               (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.53 to Thermedics' Annual
               Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

      10.59 ThermoLase Corporation (formerly ThermoLase Inc.) Incentive Stock Option Plan (filed as Exhibit 10.55 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

      10.60 ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.54 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 2,800,000 shares, after adjustment to reflect increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

      10.61    ThermoLase Corporation Equity Incentive Plan (filed as
               Exhibit 10.81 to Thermo Process' Annual Report on Form 10-K for the fiscal year ended July 1, 1995 [File No. 1-9549] and incorporated herein by reference).

      10.62 Thermo Fibertek Inc. Incentive Stock Option Plan (filed as Exhibit 10(k) to Thermo Fibertek's Registration
               Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.63 Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Fibertek's
               Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

                                       33PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      10.64 Thermo Fibertek Inc. Equity Incentive Plan (filed as Attachment A to the Proxy Statement dated May 3, 1994 of Thermo Fibertek [File No. 1-11406] and incorporated herein by reference).

      10.65 Thermo Process Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Process Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

      10.66 Thermo Process Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Process Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

      10.67 Thermo Process Systems Inc. Equity Incentive Plan (filed as Exhibit 10.63 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).

      10.68 Thermo Process Systems Inc. - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Process' Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

      10.69    Thermo Remediation Inc. Equity Incentive Plan (filed as
               Exhibit 10.7 to Thermo Remediation's Registration
               Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

      10.70 Thermedics Detection Inc. Equity Incentive Plan (filed as Exhibit 10.69 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

      10.71    ThermoLyte Corporation Equity Incentive Plan.


                                       34PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                     Page
   ---------   ----------------------------------------------------       ----

      13 Annual Report to Shareholders for the fiscal year ended September 30, 1995 (only those portions incorporated herein by reference).

      21       Subsidiaries of the Registrant.

      23       Consent of Arthur Andersen LLP.

      27       Financial Data Schedule.

























                                       35PAGE