Form 10-K/A
period 1995-09-30
THERMO POWER CORP
filed 1996-01-29
CIK 813895

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

                                   (mark one)
          [X]      Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the fiscal year ended
        September 30, 1995

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-10573

                            THERMO POWER CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Massachusetts                     04-2891371

        (State or other jurisdiction of          (I.R.S. Employer
                                               Identification No.)
         incorporation or organization)


         81 Wyman Street, P.O. Box 9046
             Waltham, Massachusetts                 02254-9046
         (Address of principal executive            (Zip Code)
                    offices)


        Registrant's telephone number, including area code:   (617)
        622-1000


        Securities registred pursuant to Section 12(b) of the Act:

         Name of each exchange on which        Title of each class
                   registered


             American Stock Exchange       Common Stock, $.10 par value


        Securities registred pursuant to Section 12(g) of the Act:


                                      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months,
PAGE
        and (2) has been subject to the filing  requirements for at least
        the past 90 days. Yes [ X ]    No [   ]

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

        As of November 24, 1995, the Registrant had 12,432,545 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the year ended September 30, 1995, are incorporated by reference into Parts I and II.

        Thermo Power Corporation
        Amendment No. 1 on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 30, 1995



        Part III, Item 10.  Directors and Executive Officers of the
        Registrant.

        Part III, Item 11.  Executive Compensation.

        Part III, Item 12.  Security Ownership of Certain Beneficial
        Owners and                              Management.

        Part III, Item 13.  Certain Relationships and Transactions.


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.
PAGE

                                   Signatures


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                      THERMO POWER CORPORATION


                                      By:/s/ Sandra L. Lambert






                                                               ATTACHMENT A

      DIRECTORS AND DIRECTOR COMPENSATION
      `
           Set forth below are the names of the persons presently serving as Directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), is reported under the caption "Stock Ownership."


      MARSHALL J.           Mr. Armstrong, 60, has been a Director and
      ARMSTRONG             Chairman of the Board of the Corporation
                            since December 1990. Mr. Armstrong was
                            appointed Chief Executive Officer in April
                            1991 and President in November 1992. He
                            has been a Vice President of Thermo
                            Electron since 1986. He is also a Director of SatCon Technology Corporation and
                            Thermo Instrument Systems Inc., a
                            majority-owned subsidiary of Thermo
                            Electron.



      PETER O. CRISP        Mr. Crisp, 63, has been a Director of the
                            Corporation since 1985.   Mr. Crisp has
                            been a General Partner of Venrock
                            Associates, a venture capital investment firm, for more than five years. Mr. Crisp is also a Director of American
                            Superconductor Corporation, Apple
                            Computer, Inc., Evans & Sutherland
                            Computer Corporation, Long Island Lighting
                            Company, Thermedics Inc., Thermo Electron,
                            ThermoTrex Corporation and United States
                            Trust Corporation.
PAGE

      George N.             Dr. Hatsopoulos, 69 has been a Director of
      Hatsopoulos           the Corporation since its inception.  Dr.
                            Hatsopoulos has been the Chairman of the Board, President and Chief Executive
                            Officer of Thermo Electron since 1956.
                            Dr. Hatsopoulos is also a director of
                            Bolt, Beranek & Newman, Inc., Thermedics
                            Inc., Thermo Ecotek Corporation, Thermo
                            Electron, Thermo Fibertek Inc., Thermo
                            Instrument Systems Inc., Thermo TerraTech
                            Inc. and ThermoTrex Corporation.  Dr.
                            Hatsopoulos is the brother of Mr. John N.
                            Hatsopoulos, a Director and Vice President and Chief Financial Officer of the Corporation.



      JOHN N. HATSOPOULOS   Mr. Hatsopoulos, 61, has been a Director
                            of the Corporation since 1990 and its Vice
                            President and Chief Financial Officer
                            since 1988. Mr. Hatsopoulos has been the Chief Financial Officer of Thermo Electron
                            Corporation since 1988 and an Executive
                            Vice President of Thermo Electron
                            Corporation since 1986. Mr. Hatsopoulos is also a director of Lehman Brothers Funds, Inc., Thermedics Inc., Thermo Ecotek
                            Corporation, Thermo Fibertek Inc., Thermo
                            Instrument Systems Inc., Thermo TerraTech
                            Inc. and ThermoTrex Corporation.  Mr. John
                            N. Hatsopoulos is the brother of Dr.
                            George N. Hatsopoulos, a Director of the
                            Corporation.


      ROBERT C. HOWARD      Mr. Howard, 65, has been a Director of the
                            Corporation since its inception. Mr.
                            Howard has been an Executive Vice
                            President of Thermo Electron since 1986.
                            He is also a Director of Thermedics Inc., Thermo Cardiosystems Inc., Thermo Ecotek
                            Corporation, Thermo Instruments Systems
                            Inc., ThermoLase Corporation and
                            ThermoTrex Corporation.
PAGE

      DONALD E. NOBLE       Mr. Noble, 81, has been a Director of the
                            Corporation since 1990. For more than 20 years, from 1959 to 1980, Mr. Noble served as the chief executive officer of Rubbermaid Incorporated, first with the title of president and then as Chairman of the Board. Mr. Noble is also a Director of Thermo Electron, Thermo Fibertek Inc.
                            and Thermo TerraTech Inc.



      PAUL E. TSONGAS       Mr. Tsongas, 54, has been a Director of
                            the Corporation since 1987. Mr. Tsongas is a partner in the law firm of Foley, Hoag &
                            Eliot, Boston, Massachusetts. From 1988 to
                            1991, Mr. Tsongas was Chairman of the
                            Massachusetts Board of Regents of Higher
                            Education. From 1979 to 1985, he was a
                            U.S. Senator from Massachusetts. He is
                            also a Director of Boston Edison
                            Corporation, Wang Laboratories Inc.,
                            Thermo Fibertek Inc. and Thermo TerraTech
                            Inc.



      Committees of the Board of Directors and Meetings

           The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Mr. Noble (Chairman) and Mr. Crisp. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Crisp (Chairman), Mr. Noble and Mr. Tsongas. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met five times, the Audit Committee met twice and the Human Resources Committee met four times during fiscal 1995. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he served held during the fiscal year.

      COMPENSATION of DIRECTORS

           Effective January 1, 1995, Directors who are not employees of the Corporation, of Thermo Electron or any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for
                                        1
PAGE
      attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Prior to January 1, 1995, the annual retainer paid to outside Directors was $2,000. Payment of outside Directors' fees is made quarterly. Mr. Armstrong, Mr. J. Hatsopoulos and Mr. Howard are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

           Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Amounts so deferred are valued on the date of deferral as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of January 1, 1996, deferred units equal to 21,175.73 shares of Common Stock were accumulated under the Deferred Compensation Plan.

           In 1991, the Corporation adopted a directors stock option plan (the "Directors Plan"), which was amended in 1995. The Directors Plan provides for the grant of stock options to purchase shares of Common Stock to outside Directors as additional compensation for their service as Directors. Under the Directors Plan, outside Directors are automatically granted options to purchase 1,000 shares of the Common Stock annually. In addition, the Directors Plan provides for the automatic grant every five years of options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spunout" to outside investors.

           Outside Directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a Director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

           In addition, outside Directors are automatically granted options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that is "spunout" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of Stockholders next following the subsidiary's
                                        2
PAGE
      spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act 1934, as amended (''Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or another Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. Under this provision of the Directors Plan, outside Directors were granted options to purchase 1,500 shares of common stock of ThermoLyte Corporation at an exercise price of $10.00 per share on March 14, 1995, the date of last year's Annual Meeting of Stockholders.

           The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. An aggregate of 25,000 shares of Common Stock has been reserved for issuance under the Directors Plan.

      STOCK OWNERSHIP

           The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoLyte Corporation, a majority-owned subsidiary of the Corporation, as of January 1, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the













                                        3
PAGE
      utstanding shares of Common Stock, (ii) each Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and current executive officers as a group.

                             Thermo Power  Thermo         ThermoLyte
      Name (1)               Corporation   Electron       Corporation
                             (2)           Corporation    (4)
                                           (3)

      Thermo Electron            7,853,606      N/A           N/A
      Corporation (5)

      Marshall J. Armstrong        169,540       118,147        2,500

      J. Timothy Corcoran          138,564        47,148            0

      Peter O. Crisp                32,151        64,434            0

      George N. Hatsopoulos         54,282     2,328,408            0

      John N. Hatsopoulos           45,953       366,725            0

      Robert C. Howard              68,281       134,593        2,500

      Chester G. Janssens           89,324        47,831            0

      Donald E. Noble               18,485        12,387        1,000

      Ravinder K. Sakhuja           66,531       113,829            0

      Paul E. Tsongas               22,216       0              1,000

      All Directors and
      current executive            722,697     3,348,697        7,000
      officers as a group
      (11 persons)


      (1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoLyte Corporation beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.

      (2) Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Janssens, Mr. Noble, Dr. Sakhuja, Mr. Tsongas and all Directors and executive officers as a group include 165,000, 135,500, 5,600, 40,000, 40,000, 40,000, 81,650, 6,200, 20,000, 4,800 and 547,750
      shares, respectively, that such person or group has the right to acquire within 60 days of January 1, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Crisp, Mr. Noble, Mr. Tsongas and all Directors and executive officers as a group include 8,458, 4,860, 7,856 and 21,174 full shares, respectively, that had been allocated through January 1, 1996, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr.. Armstrong include 1,120 shares held by Mr. Armstrong's spouse and 1,000 shares held by Mr. Armstrong's son. Shares beneficially owned by Dr. G. Hatsopoulos include 114 shares held by Dr. G. Hatsopoulos' spouse. Shares beneficially owned by Mr. J. Hatsopoulos include 2,600 shares each
                                        4
PAGE
      held by Mr. J. Hatsopoulos as custodian for the benefit of two of his children. Shares beneficially owned by Mr. Tsongas include 2,078 shares each held by Mr. Tsongas as custodian for two of his minor daughters. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of January 1, 1996, other than Mr. Armstrong, who beneficially owned 1.3%, and Mr. Corcoran, who beneficially owned 1.1%, of the Common Stock outstanding as of such date; all Directors and executive officers as a group beneficially owned 5.5% of the Common Stock outstanding as of such date.

      (3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected in May 1995. Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Janssens, Mr. Noble, Dr. Sakhuja and all Directors and executive officers as a group include 71,350, 45,548, 5,250, 1,102,200, 297,880, 40,185,
      17,099, 5,250, 48,150 and 1,698,037 shares, respectively, that such person or group has the right to acquire within 60 days of January 1, 1996 through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Armstrong, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Janssens, Dr. Sakhuja and all Directors and executive officers as a group include 1,600, 1,481, 1,225, 1,963, 890, 889 and 8,867 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's Employee Stock Ownership Plan. Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Mr. Noble and all Directors and executive officers as a group include 29,421, 4,860 and 34,281 full shares, respectively, allocated through January 1, 1996 to their respective accounts maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 59,734 shares held by Dr. G. Hatsopoulos' spouse, 112,500 shares held by a QTIP trust for the benefit of Dr. G. Hatsopoulos' spouse and 26,625 shares held by a family trust of which Dr. G. Hatsopoulos' spouse is trustee. Shares beneficially owned by Mr. J. Hatsopoulos include 435 shares each held by a family trust for two of Mr. J. Hatsopoulos' children. As of January 1, 1996, no director or executive officer beneficially owned more than 1% of Thermo Electron common stock outstanding as of such date other than Dr. G. Hatsopoulos, who beneficially owned 2.6% of such stock; all directors and executive officers as a group beneficially owned approximately 3.6% of the Thermo Electron common stock outstanding as of January 1, 1996.

      (4) Shares beneficially owned by Mr. Crisp do not include 100,000 shares owned in the aggregate by entities affiliated with Venrock Associates, of which Mr. Crisp is both a general and limited partner and for which Mr. Crisp disclaims beneficial ownership. Shares beneficially owned by Mr. Tsongas include 1,000 shares owned by Mr. Tsongas' minor daughter. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding of ThermoLyte as of January 1, 1996; all Directors and executive

                                        5
PAGE
      officers as a group beneficially owned less than 1% of the outstanding common stock as of such date.

      (5) Thermo Electron owned 63.1% of the Common Stock outstanding as of January 1, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of January 1, 1996, Thermo Electron had the power to elect all of the members of the Corporation's Board of Directors.

      Disclosure of Certain Late Filings

           Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all
      Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1995, except in the following instances. A Form 4 for January 1995 filed on behalf of Thermo Electron was amended five days after the original filing to include the acquisition of 50,200 shares on the last day of the month, which were omitted from the original filing. In addition, the Form 5 filings for fiscal 1995 of Mr. Donald E. Noble and Mr. Peter O. Crisp, Directors of the Corporation, were amended four days after the original filing to include the quarterly acquisition of phantom stock units on July 1, 1995 pursuant to the Corporation's deferred compensation plan for Directors, which had been erroneously omitted from the original filing.
      EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE

           The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and three other most highly compensated executive officers for the last three fiscal years (the "named executive officers"). No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

           The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.

      SUMMARY COMPENSATION TABLE

                                        6
PAGE

                               Annual Compensation    Long Term
                                       (1)          Compensation

                                                     Securities     All
                                                     Underlying    other
           Name and      Fiscal                      Options (No.  Compens-
           Principal             Salary     Bonus   of Shares and ation(3)
      Marshall J.        1995      --      $100,000   --            $7,931
      Armstrong (4)      1994    $154,500  $126,000 125,000  (THP)  $10,557
      ExecChief Officer
                         1993    $145,750  $105,000   --            $8,267

      J. Timothy         1995    $145,507   $83,000   15,000 (THP)   $6,750
      Corcoran (5)
           President                                  30,400(TMO)
                         1994    $129,000   $75,000   80,500 (THP)   $6,643
                                                       3,900 (TMO)

                         1993    $102,263   $65,000   40,000 (THP)   $6,894
                                                      11,248 (TMO)

      Chester G.         1995    $145,125   $15,000   12,000 (THP)   $7,365
      Janssens                                         2,400 (TMO)
           Vice          1994    $140,000   $35,000   29,650 (THP)   $6,722
      President;
      President,                                       4,125 (TMO)
                         1993    $113,438   $20,000    2,700 (TMO)   $6,831

      Ravinder K.        1995    $145,125   $40,000    4,200 (TMO)   $7,260
      Sakhuja (6)        1994    $140,250   $45,000   20,000 (THP)   $6,431
           Vice
      President;                                       5,700 (TMO)    --
      President,         1993    $138,000   $30,000    5,625 (TMO)   $6,096


      (1) Annual compensation for executive officers generally is reviewed and determined on a calendar-year basis, even though the Corporation's fiscal year ends in September. The salary data presented here has been adjusted to reflect salary paid during the Corporation's fiscal year, while the bonus represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. Bonuses have not yet been determined for calendar 1995; therefore, the bonus amounts shown for fiscal 1995 are estimates.

      (2) Mr. Armstrong has served as a vice president of Thermo Electron since 1986 and has been granted options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation from time to time by Thermo Electron or its other subsidiaries. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other
                                        7
PAGE
      than his capacity as the chief executive officer of the Corporation. Options granted by the Corporation are designated in the table as "THP." During the past three fiscal years, Mr. Corcoran, Mr. Janssens and Dr. Sakhuja have been granted options to purchase common stock of Thermo Electron Corporation (designated in the table as "TMO") as part of Thermo Electron's stock option program.

      (3) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

      (4) Mr. Armstrong is a vice president and full-time employee of Thermo Electron, but he devotes such time to the affairs of the Corporation as the Corporation's needs reasonably require. The annual cash compensation and other total compensation reported in the table for Mr. Armstrong has been determined and paid by Thermo Electron. The Corporation is allocated a percentage of Mr. Armstrong's annual cash compensation (salary and bonus) for the time he devotes to the affairs of the Corporation, which is reviewed and approved by the Human Resources Committee of the Board of Directors of the Corporation. For fiscal 1995, 1994 and 1993, the Corporation was allocated approximately 60%, 60% and 40%, respectively, of Mr. Armstrong's annual cash compensation.

      (5) Mr. Corcoran was appointed president of the Corporation effective April 1, 1995. Prior to that date, he served as a vice president of the Corporation.

      (6) Dr. Sakhuja resigned his responsibilities as a vice president of the Corporation effective as of December 8, 1995.

      STOCK OPTIONS GRANTED DURING FISCAL 1995

           The following table sets forth information concerning individual grants of stock options made by the Corporation and the other Thermo Electron companies during fiscal 1995 to the named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1995.

           Mr. Armstrong has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries from time to time as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation. Accordingly, options granted by Thermo Electron companies other than the Corporation and its subsidiaries have not been reported in the table.







                                        8
PAGE

      OPTION GRANTS In FISCAL 1995



                             Percent of
                                Total                        Potential
                               Options                   Realizable Value
                 Number of   Granted to                  at Assumed Annual
                 Securities   Employees Exercis           Rates of Stock
                 Underlying      in     e Price  Expir-        Price
        Name      Options      Fiscal     Per    ation   Appreciation for
                Granted (1)     Year     Share    Date      Option Term

                                                           5%       10%
      J.         15,000 (THP)    6.4%       $8.9512/15/06 $106,800  $287,100
      Timothy
      Corcoran
                 30,000 (TMO)    2.0%(2)   $30.0711/28/06 $717,900  $1,929,000


                    400 (TMO)   0.03%(2)   $37.2705/23/98   $2,348    $4,936

      Chester    12,000 (THP)    5.2%       $8.9512/15/01  $43,680  $101,880
      G.
      Janssens
                  2,400 (TMO)    0.2%(2)   $37.2705/23/98  $14,088   $29,616

      Ravinder    4,200 (TMO)    0.3%(2)   $37.2705/23/98  $24,654   $51,828
      K.
      Sakhuja

      (1) All of the options granted during the fiscal year are immediately exercisable at the date of grant. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a five-to ten-year period, depending on the option term, which may very from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

      (2) These options were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage of

                                        9
PAGE
      total options granted to employees of Thermo Electron and its public subsidiaries.

      STOCK OPTIONS EXERCISED DURING FISCAL 1995 and Fiscal Year-End Values

           The following table reports certain information regarding stock option exercises during fiscal 1995 and outstanding stock options of the Thermo Electron companies held at the end of fiscal 1995 by the named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1995.












































                                       10
PAGE

                AGGREGATED OPTION EXERCISES IN FISCAL 1995 AND FISCAL 1995 YEAR-END OPTION VALUES
                                                    No. of
                                                 Unexercised
                                                  Options at    Value of
                                 Shares            Fiscal     Unexercised
                                Acquire   Value    Year-end     In-the-
           Name       Company     d on  Realized (Exercisabl     Money
                                Exercis               e/        Options
                                   e             Unexercisab
                                                   le) (1)

      Marshall J.   Thermo         --      --      165,000 /0 $1,098,6 /--
      Armstrong (2) Power                                           75
      J. Timothy    Thermo         --      --       135,500/0 $964,263 /--
      Corcoran      Power
                    Thermo         --      --     45,548/0(3) $806,541 /--
                    Electron

      Chester G.    Thermo         --      --        81,650/0 $535,779 /--
      Janssens      Power
                    Thermo         --      --         3,000/0  $29,625 /--
                    Ecotek
                    Thermo       7,649  $158,077     17,099/0 $409,725 /--
                    Electron

                    Thermo         --      --         3,000/0  $35,625 /--
                    Fibertek
                    ThermoTrex     --      --           900/0  $26,708 /--
      Ravinder K.   Thermo         --      --        20,000/0 $135,500 /--
      Sakhuja       Power

                    Thermo         --      --         3,500/0  $34,563 /--
                    Ecotek
                    Thermo       6,975  $144,619     48,150/0 $1,245,0 /--
                    Electron                                        96
                    Thermo         --      --         3,000/0  $35,625 /--
                    Fibertek

                    ThermoTrex     --      --         2,700/0  $80,123 /--

      (1) The shares of common stock shown in the table have been adjusted to reflect the following stock splits: (i) a three-for-two split effected by Thermo Electron in May 1995 and (ii) a three-for-two split effected by Thermo Fibertek Inc. in September 1995. All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end. The shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably

                                       11
PAGE
      over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company.

      (2) As an executive officer of Thermo Electron, Mr. Armstrong also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation and ThermoLyte. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.

      (3) Options to purchase 30,000 shares of the common stock of Thermo Electron granted to Mr. Corcoran are subject the same terms described in footnote (1), except that the repurchase rights of Thermo Electron generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of Thermo Electron shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

      SEVERANCE AGREEMENTS

           In 1988, Thermo Electron entered into severance agreements with several of its key employees, including key employees of the Corporation and other majority-owned subsidiaries. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated, for whatever reason, within one year thereafter. For purposes of the agreement, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the Board of Directors of Thermo Electron, (ii) the failure of the Board of Directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the Board of Directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the Board of Directors of Thermo Electron determines
      constitutes an effective change of control of Thermo Electron.   Each
      of the recipients of these agreements would receive a lump-sum benefit at the time of a qualifying severance (as defined below) equal to the highest total cash compensation paid to the employee by Thermo Electron or the majority-owned subsidiary in any 12-month period during the three years preceding the qualifying severance. A qualifying severance exists (i) if the employment of the executive officer is terminated for any reason within one year after a change in control of Thermo Electron or (ii) a group of directors of Thermo Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an election contest or tender or exchange offer for Thermo Electron's common stock has occurred, the directors of Thermo Electron immediately prior to such election contest or tender or exchange offer, and any future directors who are
                                       12
PAGE
      nominated or elected by such directors, determines that any other termination of the executive officer's employment should be treated as a qualifying severance. The benefits to be provided are limited so that the payments would not constitute so-called "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986. Assuming that severance benefits would have been payable under these agreements as of September 30, 1995, Mr. Armstrong and Dr. Sakhuja would have received approximately $300,000 and $190,000, respectively.


      RELATIONSHIP WITH AFFILIATES

           Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries. The Corporation has created ThermoLyte Corporation ("ThermoLyte") as a majority-owned subsidiary. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries".)

           Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries has adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and
      (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

           To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range financial planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo
                                       13
PAGE

      Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

           The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

           As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.2% and 1.25% of the Corporation's revenues for these services in calendar 1995 and for the two-year period beginning calendar 1993, respectively. Beginning January 1, 1996, the fee has been reduced to 1% of the Corporation's revenues. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1995, Thermo Electron assessed the Corporation $1,250,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges
                                       14
PAGE
      attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

           The Corporation provides contract administration and other services and data processing services, respectively, to one wholly-owned and four majority-owned subsidiaries of Thermo Electron, which are charged based on actual usage. For these services, the Corporation charged $209,000 in fiscal 1995 to such subsidiaries.

           From time to time, the Corporation may transact business in the ordinary course with other companies in the Thermo Group. All such transactions are on terms comparable to those the Corporation would receive from unaffiliated parties.

           As of September 30, 1995, $22,381,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, government and agency securities, money market funds, certificates of deposit and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

           Thermo Electron owned approximately 60.9% of the Corporation's outstanding Common Stock on January 17, 1996. Thermo Electron intends for the foreseeable future to maintain at least 50% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These purchases may be made either on the open market or directly from the Corporation.

           The Corporation leases an office and laboratory facility from Thermo Electron under an agreement expiring in September 1997. The

                                       15
PAGE
      rental payments made to Thermo Electron, net of sublease income, during fiscal 1995 were $170,000.

           In March 1995, the Corporation's ThermoLyte subsidiary sold 1,845,000 units, each unit consisting one share of ThermoLyte common stock, $0.01 par value, and one redemption right at $10.00 per unit. Venrock Associates, of which Mr. Peter O. Crisp, a Director of the Corporation, is a general partner, purchased 100,000 units in the offering. Holders of the common stock purchased in the offering will have the option to require ThermoLyte to redeem in December 1998 or 1999 any or all of their shares at $10.00 per share. The redemption rights are guaranteed on a subordinated basis by Thermo Electron.
      The Corporation has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.

      AA960290024