Form 10-Q
period 1995-12-30
THERMO POWER CORP
filed 1996-02-07
CIK 813895

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                   ------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter ended December 30, 1995.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at January 26, 1996
          ----------------------------     -------------------------------
          Common Stock, $.10 par value                12,453,768
PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION

   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of December 30, 1995 and September 30, 1995 (In thousands) (Unaudited)

                                                 December 30,   September 30,
                                                         1995            1995
                                                 ------------   -------------
   Current Assets:
    Cash and cash equivalents                        $ 23,277       $ 23,504
    Available-for-sale investments, at quoted
     market value (amortized cost of $10,475 and
     $10,624) (includes $426 and $429 of related
     party investments)                                10,523         10,666
    Accounts receivable, less allowances of $481
     and $530                                          18,234         18,203
    Unbilled contract costs and fees                    7,266          6,228
    Inventories:
     Raw materials and supplies                        16,661         17,453
     Work in process and finished goods                 2,150          4,796
    Prepaid income taxes                                3,329          3,213
    Other current assets                                  292            752
                                                     --------       --------
                                                       81,732         84,815
                                                     --------       --------
   Rental Assets, at Cost                              10,092          7,391
    Less: Accumulated depreciation and amortization     1,228            985
                                                     --------       --------
                                                        8,864          6,406
                                                     --------       --------
   Property, Plant and Equipment, at Cost              16,240         15,232
    Less: Accumulated depreciation and amortization     7,687          6,765
                                                     --------       --------
                                                        8,553          8,467
                                                     --------       --------
   Long-term Available-for-sale Investments, at
    Quoted Market Value (amortized cost of $453 and
    $471) (includes $339 invested in parent company
    common stock in fiscal 1995)                          184            733
                                                     --------       --------
   Other Assets                                           366            223
                                                     --------       --------
   Cost in Excess of Net Assets of Acquired
    Companies                                           7,720          7,773
                                                     --------       --------

                                                     $107,419       $108,417
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        2PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of December 30, 1995 and September 30, 1995 (In thousands except share amounts) (Unaudited)

                                                 December 30,   September 30,
                                                         1995            1995
                                                 ------------   -------------
   Current Liabilities:
    Accounts payable                                 $ 10,466       $ 13,262
    Accrued payroll and employee benefits               2,589          2,732
    Customer advances                                   1,181            971
    Accrued warranty costs                              1,922          2,100
    Accrued income taxes                                1,416          1,368
    Other accrued expenses                              4,353          4,242
    Due to Thermo Electron Corporation
     and affiliated companies                           1,360              -
                                                     --------       --------
                                                       23,287         24,675
                                                     --------       --------
   Deferred Income Taxes                                   28            118
                                                     --------       --------
   Long-term Obligations                                  350            364
                                                     --------       --------
   Common Stock of Subsidiary Subject to
    Redemption ($18,450 redemption value)              17,513         17,435
                                                     --------       --------
   Shareholders' Investment:
    Common stock, $.10 par value, 30,000,000
     shares authorized; 12,478,544 shares issued        1,248          1,248
    Capital in excess of par value                     53,920         53,898
    Retained earnings                                  11,399         10,822
    Treasury stock at cost, 26,187 and
     49,758 shares                                       (182)          (341)
    Net unrealized gain (loss) on
     available-for-sale investments                      (144)           198
                                                     --------       --------
                                                       66,241         65,825
                                                     --------       --------
                                                     $107,419       $108,417
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   (b) Consolidated Statement of Income for the three months ended December 30, 1995 and December 31, 1994 (In thousands except per share amounts) (Unaudited)

                                                       Three Months Ended
                                                  ---------------------------
                                                  December 30,   December 31,
                                                          1995           1994
                                                  ------------   ------------

   Revenues                                           $27,452        $22,314
                                                      -------        -------
   Costs and Operating Expenses:
    Cost of revenues                                   22,665         17,048
    Selling, general and administrative expenses        3,737          3,721
    Research and development expenses                     738            530
                                                      -------        -------
                                                       27,140         21,299
                                                      -------        -------

   Operating Income                                       312          1,015

   Interest Income                                        437            300
   Interest Expense                                       (11)            (5)
   Gain (Loss) on Sale of Investments, Net (includes
    $344 from sale of related party investments in
    fiscal 1996) (Note 2)                                 326            (38)
                                                      -------        -------
   Income Before Provision for Income Taxes and
    Minority Interest                                   1,064          1,272
   Provision for Income Taxes                             409            485
   Minority Interest Expense                               78              -
                                                      -------        -------
   Net Income                                         $   577        $   787
                                                      =======        =======
   Earnings per Share                                 $   .05        $   .06
                                                      =======        =======
   Weighted Average Shares                             12,444         12,327
                                                      =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.







                                        4PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   (c) Consolidated Statement of Cash Flows for the three months ended December 30, 1995 and December 31, 1994 (In thousands) (Unaudited)

                                                       Three Months Ended
                                                  ---------------------------
                                                  December 30,   December 31,
                                                          1995           1994
                                                  ------------   ------------
   Operating Activities:
    Net income                                        $   577        $   787
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                       636            432
      Provision for losses on accounts receivable         (55)            20
      (Gain) loss on sale of investments, net (Note 2)   (326)            38
      Minority interest expense                            78              -
      Changes in current accounts, excluding the
        effects of acquisition:
       Accounts receivable                                447          2,472
       Inventories and unbilled contract
        costs and fees                                    607           (270)
       Other current assets                               455             38
       Accounts payable                                (2,796)          (874)
       Other current liabilities                          334           (778)
                                                      -------        -------
          Net cash provided by (used in) operating
           activities                                     (43)         1,865
                                                      -------        -------
   Investing Activities:
    Proceeds from sale and maturities of
     available-for-sale investments                         -          1,387
    (Increase) decrease in rental assets                 (315)            78
    Purchases of property, plant and equipment           (385)          (361)
    Proceeds from sale of parent company common
     stock (Note 2)                                       362              -
    Issuance of notes receivable                         (165)             -
    Other                                                 152            317
                                                      -------        -------
          Net cash provided by (used in) investing
           activities                                    (351)         1,421
                                                      -------        -------
   Financing Activities:
    Net proceeds from issuance of Company
     common stock                                         181           255
    Repayment of long-term obligations                    (14)           (10)
                                                      -------        -------
          Net cash provided by financing activities   $   167        $   245
                                                      -------        -------





                                        5PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   (c) Consolidated Statement of Cash Flows for the three months ended December 30, 1995 and December 31, 1994 (In thousands) (Unaudited) (continued)

                                                      Three Months Ended
                                                  --------------------------
                                                  December 30,  December 31,
                                                          1995          1994
                                                  ------------  ------------

   Increase (Decrease) in Cash and Cash Equivalents   $  (227)       $ 3,531
   Cash and Cash Equivalents at Beginning
    of Period                                          23,504          7,474
                                                      -------        -------

   Cash and Cash Equivalents at End of Period         $23,277        $11,005
                                                      =======        =======

   Cash Paid For:
     Interest                                         $    11        $     5
     Income taxes                                     $   384        $   609


   The accompanying notes are an integral part of these consolidated financial statements.


















                                        6PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   (d) Notes to Consolidated Financial Statements - December 30, 1995

   1.   General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended December 30, 1995 and December 31, 1994, (b) the financial position at December 30, 1995, and (c) the cash flows for the three-month periods ended December 30, 1995 and December 31, 1994. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Securities and Exchange Commission.

   2.   Sale of Parent Company Common Stock

        In December 1995, the Company sold 7,313 shares of Thermo Electron Corporation common stock for net proceeds of $362,000, which resulted in a gain of $344,000.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

   Industrial Refrigeration Systems
   --------------------------------

        The Company's FES division supplies standard and custom-designed refrigeration systems used primarily by the food-processing, petrochemical, and pharmaceutical industries. NuTemp, Inc. (NuTemp) is a supplier of both remanufactured and new industrial refrigeration and commercial cooling equipment for sale or rental. NuTemp's industrial refrigeration equipment is used primarily in the food-processing, petrochemical, and pharmaceutical industries, and its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors. The demand for NuTemp's equipment is typically highest in the summer period.



                                        7PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Description of Business (continued)

   Engines
   -------

        The Company's Crusader Engines (Crusader) division manufactures gasoline engines for recreational boats; natural gas engines for vehicular, cooling, pumping, refrigeration, and other industrial applications; and LPG (liquefied petroleum gas) and gasoline engines for lift trucks.

   Cooling and Cogeneration Systems
   --------------------------------

        The Company's Tecogen division designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured by FES, and the cogeneration systems are manufactured by Crusader. Tecogen also conducts research and development on applications of thermal energy.

        The Company's ThermoLyte Corporation (ThermoLyte) subsidiary is developing a family of propane-powered flashlights, emergency lights, area lights, and other lighting products.

        The Company's revenues by industry segment for the three-month periods ended December 30, 1995 and December 31, 1994, are shown in the following table.

                                                       Three Months Ended
                                                   --------------------------
                                                   December 30,  December 31,
   (In thousands)                                          1995          1994
   --------------------------------------------------------------------------

   Industrial Refrigeration Systems                     $17,071      $14,178
   Engines                                                7,253        5,155
   Cooling and Cogeneration Systems                       3,610        3,380
   Intersegment sales elimination                          (482)        (399)
                                                        -------      -------

                                                        $27,452      $22,314
                                                        =======      =======








                                        8PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Results of Operations

   First Quarter Fiscal 1996 Compared With First Quarter Fiscal 1995
   -----------------------------------------------------------------

        Total revenues increased 23% to $27,452,000 in the first quarter of fiscal 1996 from $22,314,000 in the first quarter of fiscal 1995. Industrial Refrigeration Systems segment revenues increased 20% to $17,071,000 in 1996 from $14,178,000 in 1995. Revenues at FES increased in 1996 primarily due to greater demand for custom-designed refrigeration packages, offset in part by lower prices for refrigeration packages due to increased competition in the refrigeration industry and lower demand for screw compressor packages. Revenues at NuTemp decreased by $405,000 due to generally lower temperatures in fiscal 1996 compared with fiscal 1995, which resulted in lower demand for rental equipment and remanufactured equipment. Engines segment revenues increased 41% to $7,253,000 in 1996 from $5,155,000 in 1995 primarily due to increased demand for gasoline and natural gas TecoDrive engines and the inclusion of revenues from lift-truck engines, offset in part by a decrease of $908,000 in revenues from marine-engine related products. Cooling and Cogeneration Systems segment revenues increased 7% to $3,610,000 in 1996 from $3,380,000 in 1995 primarily due to an increase in revenues from gas-fueled cooling systems and, to a lesser extent, packaged cogeneration systems. Results for the Cooling and Cogeneration Systems segment in 1995 include an $875,000 fee received from one of the Company's distributors of packaged cogeneration systems to satisfy the financial obligations under a minimum purchase contract.

        The gross profit margin decreased to 17% in the first quarter of fiscal 1996 from 24% in the first quarter of fiscal 1995. The gross profit margin for the Industrial Refrigeration Systems segment decreased to 21% in 1996 from 25% in 1994. The decrease is primarily due to lower prices at FES resulting from increased competition in the refrigeration industry, higher warranty expenses at FES in 1996 compared with unusually low warranty expenses in 1995 and, to a lesser extent, lower revenues at NuTemp. In the second quarter of fiscal 1996, a cost increase in one of the major components of the Company's industrial refrigeration packages will take effect. The gross profit margin for the Engines segment decreased to 5% in 1996 from 12% in 1995 primarily due to higher warranty expenses in 1996 compared with 1995 and, to a lesser extent, startup costs associated with the introduction of lift-truck engines. This higher level of warranty expense is expected to continue into the second quarter of fiscal 1996. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 24% in 1996 from 32% in 1995 primarily due to the inclusion in 1995 of a fee received from one of the Company's distributors of packaged cogeneration systems discussed above.



                                        9PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Quarter Fiscal 1996 Compared With First Quarter Fiscal 1995
   -----------------------------------------------------------------

        Selling, general and administrative expenses as a percentage of revenues decreased to 14% in the first quarter of fiscal 1996 from 17% in the first quarter of fiscal 1995 primarily due to an increase in total revenues. Research and development expenses increased to $738,000 in 1996 from $530,000 in 1995 primarily due to development costs associated with gas-fueled lighting products and, to a lesser extent, natural gas-engine products.

        Interest income increased to $437,000 in the first quarter of fiscal 1996 from $300,000 in the first quarter of fiscal 1995, reflecting interest income earned on the proceeds from ThermoLyte's March 1995 private placement. The Company holds certain investments in companies affiliated with Thermo Electron Corporation (Thermo Electron) and has sold, from time to time, a portion of these investments for a gain to the Company. Gain on sale of investments, net, in 1996 primarily represents a gain of $344,000 relating to the sale of the Company's remaining investment in Thermo Electron common stock (Note 2). As of December 30, 1995, the Company owned $426,000 of 6.5% subordinated convertible debentures due 1997 issued by Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) that were purchased for $365,000. Thermo TerraTech Inc. is a majority-owned subsidiary of Thermo Electron. The Company may sell these investments from time to time in the future.

        The effective tax rate was 38% in the first quarters of fiscal 1996 and 1995. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

        Working capital was $58,445,000 at December 30, 1995, compared with $60,140,000 at September 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $33,800,000 at December 30, 1995, compared with $34,170,000 at September 30, 1995. Of the $33,800,000 balance at December 30, 1995, $17,337,000 was held by
   ThermoLyte and the remainder was held by the Company and its wholly owned subsidiaries. During the first three months of fiscal 1996, $43,000 of cash was used in operating activities primarily due to a decrease in accounts payable. During the first quarter of fiscal 1996, the Company acquired the thermoelectrics cooling module business of ThermoTrex Corporation, a majority-owned subsidiary of Thermo Electron. The purchase price has not





                                       10PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liquidity and Capital Resources (continued)
   -------------------------------

   yet been finalized, but will be equal to the net book value of the assets transferred, currently estimated to be approximately $800,000. During the remainder of fiscal 1996, the Company expects to make capital expenditures of approximately $4,100,000, of which approximately $1,700,000 is expected to be used to expand and upgrade the manufacturing facilities at FES. The Company believes its current resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


   PART II - Other Information

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.



















                                       11PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of February 1996.



                                             THERMO POWER CORPORATION



                                             Paul F. Kelleher
                                             --------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer



























                                       12PAGE

                                                                     FORM 10-Q
                                                             December 30, 1995
                            THERMO POWER CORPORATION


                                  EXHIBIT INDEX
                                  -------------


   Exhibit
   Number      Description of Exhibit                                    Page
   -------     ----------------------------------------------------      ----

    27        Financial Data Schedule.