Form 10-K/A
period 1995-09-30
THERMO POWER CORP
filed 1996-02-29
CIK 813895

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  ------------------------------------------

                         AMENDMENT NO. 2 ON FORM 10-K/A
                                  TO FORM 10-K
     (mark one)
        X    Annual Report Pursuant to Section 13 or 15(d) of the
     -----
             Securities Exchange Act of 1934 for the fiscal year ended
             September 30, 1995

             Transition Report Pursuant to Section 13 or 15(d) of the
     ----
             Securities Exchange Act of 1934

                         Commission file number 1-10573

                            THERMO POWER CORPORATION
             (Exact name of Registrant as specified in its charter)

     Massachusetts                                04-2891371
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     81 Wyman Street, P.O. Box 9046
     Waltham, Massachusetts                            02254-9046
     (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:  (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
         Title of each class                 on which registered
         -------------------                 -------------------
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
     Yes   X     No
        -------    --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part
     III of this Form 10-K or any amendment to this Form 10-K. [    ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 24, 1995, was approximately $63,355,000.
PAGE

     As of November 24, 1995, the Registrant had 12,432,545 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended September 30, 1995, are incorporated by reference into Parts I and II.

     Thermo Power Corporation
     Amendment No. 2 on Form 10K/A to Annual Report on Form 10-K
     for the fiscal year ended September 30,  1995

     Part III, Item 10.  Directors and Executive Officers of the
                         Registrant.

     Part III, Item 11.  Executive Compensation.

     Part III, Item 12.  Security Ownership of Certain Beneficial Owners
                         and Management.

     Part III, Item 13.  Certain Relationships and Transactions.


        The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and contained in the Registrant's Amendment No. 1 on Form 10-K/A filed with the Commission on January 29, 1996, is replaced in its entirety with the information in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.
PAGE

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed by the undersigned, duly authorized.


                    THERMO POWER CORPORATION


                    By:    /s/ Seth H. Hoogasian
                       --------------------------------------
                           Seth H. Hoogasian
                           Assistant Clerk






































                                        1
PAGE

                                                               ATTACHMENT A

                       DIRECTORS AND DIRECTOR COMPENSATION

        Set forth below are the names of the persons presently serving as Directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron, is reported under the caption "Stock Ownership."

     Marshall J. Armstrong   Mr. Armstrong, 60, has been a Director and
                             Chairman of the Board of the Corporation since December 1990 and Chief Executive
                             Officer since April 1991. He also served as the Corporation's President from
                             November 1992 to April 1995. He has been a Vice President of Thermo Electron since
                             1986. He is also a Director of SatCon
                             Technology Corporation and Thermo
                             Instrument Systems Inc.



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















                                        2
PAGE

     George N. Hatsopoulos   Dr. Hatsopoulos, 69,  has been a  Director
                             of the  Corporation since  its  inception.
                             Dr. Hatsopoulos has  been the Chairman  of
                             the Board, President  and Chief  Executive
                             Officer of  Thermo  Electron  since  1956.
                             Dr. Hatsopoulos  is  also  a  director  of
                             Bolt, Beranek &  Newman, Inc.,  Thermedics
                             Inc., Thermo  Ecotek  Corporation,  Thermo
                             Electron,  Thermo  Fibertek  Inc.,  Thermo
                             Instrument Systems Inc., Thermo  TerraTech
                             Inc.  and  ThermoTrex  Corporation.    Dr.
                             Hatsopoulos is the brother of Mr.  John N.
                             Hatsopoulos, a Director and Vice President
                             and  Chief   Financial  Officer   of   the
                             Corporation.



     John N. Hatsopoulos     Mr. Hatsopoulos, 61,  has been a  Director
                             of the Corporation since 1990 and its Vice
                             President  and  Chief  Financial   Officer
                             since 1988. Mr.  Hatsopoulos has been  the
                             Chief Financial Officer of Thermo Electron
                             since 1988 and an Executive Vice President
                             of  Thermo   Electron  since   1986.   Mr.
                             Hatsopoulos is also  a director of  Lehman
                             Brothers  Funds,  Inc.,  Thermedics  Inc.,
                             Thermo Ecotek Corporation, Thermo Fibertek
                             Inc.,  Thermo  Instrument  Systems   Inc.,
                             Thermo  TerraTech   Inc.  and   ThermoTrex
                             Corporation. Mr. John N. Hatsopoulos is the brother of Dr. George N. Hatsopoulos, currently a Director of the Corporation.


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









                                        3
PAGE

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

     Compensation of Directors

        Effective January 1, 1995, Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive

                                        4
PAGE
     an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Prior to January 1, 1995, the annual retainer paid to outside Directors was $2,000. Payment of outside Directors' fees is made quarterly. Mr. Armstrong, Mr. J. Hatsopoulos and Mr. Howard are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

        Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Amounts so deferred are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of January 1, 1996, deferred units equal to 21,175.73 shares of Common Stock were accumulated under the Deferred Compensation Plan. The Board of Directors has recommended that the Stockholders approve an increase of 25,000 shares in the number of shares reserved for issuance under the Deferred Compensation Plan. See "Proposal 2 -- Proposal to Increase the Number of Shares Reserved for Issuance Under the Deferred Compensation Plan for Directors."

        In 1991, the Corporation adopted a directors stock option plan (the "Directors Plan"), which was amended in 1995. The Directors Plan provides for the grant of stock options to purchase shares of Common Stock to outside Directors as additional compensation for their service as Directors. Under the Directors Plan, outside Directors are automatically granted options to purchase 1,000 shares of the Common Stock annually. In addition, the Directors Plan provides for the automatic grant every five years of options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors.

        Pursuant to the Directors Plan, outside Directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a Director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

                                        5
PAGE

        In addition, under the Directors Plan, outside Directors are automatically granted options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act 1934, as amended (''Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or another Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. Under this provision of the Directors Plan, each outside Director was granted options to purchase 1,500 shares of common stock of ThermoLyte Corporation at an exercise price of $10.00 per share on March 14, 1995, the date of last year's Annual Meeting of Stockholders.

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


















                                        6
PAGE

                                 STOCK OWNERSHIP

        The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoLyte Corporation, a majority-owned subsidiary of the Corporation, as of January 1, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and current executive officers as a group.







                    Name (1)              Thermo Power     Thermo       ThermoLyte
                                          Corporation     Electron    Corporation
                                              (2)       Corporation
                                                            (3)

        Thermo Electron Corporation (5)      7,853,606           N/A

        Marshall J. Armstrong                  169,540       118,147            2,

        J. Timothy Corcoran                    138,564        47,148

        Peter O. Crisp                          32,151        64,434

        George N. Hatsopoulos                   54,282     2,328,408

        John N. Hatsopoulos                     45,953       366,725

        Robert C. Howard                        68,281       134,593            2,

        Chester G. Janssens                     89,324        47,831

        Donald E. Noble                         18,485        12,387            1,

        Ravinder K. Sakhuja                     66,531       113,829

        Paul E. Tsongas                         22,216             0            1,

        All Directors and current
        executive                              722,697     3,348,697            7,
        officers as a group (11 persons)




     (1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoLyte Corporation beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.

     (2) Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Janssens, Mr. Noble, Dr. Sakhuja, Mr. Tsongas and all Directors and executive officers as a group include 165,000, 135,500, 5,600, 40,000, 40,000, 40,000, 81,650, 6,200, 20,000, 4,800 and
          547,750 shares, respectively, that such person or group has the right to acquire within 60 days of January 1, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Crisp, Mr. Noble, Mr. Tsongas and all Directors and executive officers as a group include 8,458, 4,860, 7,856 and 21,174 full shares, respectively, that had been allocated through January 1, 1996, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Armstrong include 1,120 shares held by Mr. Armstrong's spouse and 1,000 shares held by Mr. Armstrong's son. Shares beneficially owned by Dr. G. Hatsopoulos include 114 shares held by Dr. G. Hatsopoulos' spouse. Shares beneficially owned by Mr. J. Hatsopoulos include 2,600 shares each held by Mr.
          J. Hatsopoulos as custodian for the benefit of two of his children. Shares beneficially owned by Mr. Tsongas include 2,078 shares each held by Mr. Tsongas as custodian for two of his minor daughters. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of January 1, 1996, other than Mr. Armstrong, who beneficially owned 1.3%, and Mr. Corcoran, who beneficially owned 1.1%, of the Common Stock outstanding as of such date; all Directors and executive officers as a group beneficially owned 5.5% of the Common Stock outstanding as of such date.


                                        7
PAGE

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

     (4) Shares beneficially owned by Mr. Crisp do not include 100,000 shares owned in the aggregate by entities affiliated with Venrock Associates, of which Mr. Crisp is both a general and limited partner and for which Mr. Crisp disclaims beneficial ownership. Shares beneficially owned by Mr. Tsongas include 1,000 shares owned by Mr. Tsongas' spouse. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding of ThermoLyte as of January 1, 1996; all Directors and executive officers as a group beneficially owned less than 1% of the outstanding common stock as of such date.

     (5) Thermo Electron owned 63.1% of the Common Stock outstanding as of January 1, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of January 1, 1996, Thermo Electron had the power to elect all of the members of the Corporation's Board of Directors.


                                        8
PAGE

     Disclosure of Certain Late Filings

        Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1995, except in the following instances. A Form 4 for January 1995 filed on behalf of Thermo Electron was amended five days after the original filing to include the acquisition of 50,200 shares on the last day of the month, which were omitted from the original filing. In addition, the Form 5 filings for fiscal 1995 of Mr. Donald
     E. Noble and Mr. Peter O. Crisp, Directors of the Corporation, were amended four days after the original filings to include the quarterly acquisition of phantom stock units on July 1, 1995 pursuant to the Corporation's deferred compensation plan for Directors, which had been erroneously omitted from the original filings.


































                                        9
PAGE

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










                                        Summary Compensation Table


                                          Annual Compensation     Long Term
                                                 (1)             Compensation

                                                                  Securities
     Nameand Principal Position                               Underlying Options
                                                              (No. of Shares and
                                 Fiscal                            Company)
                                 Year    Salary    Bonus             (2)
                                                                                <C

     Marshall J. Armstrong (4)     1995    $163,000  $100,000        --
         Chief Executive Officer   1994    $154,500  $126,000   125,000  (THP)
                                   1993    $145,750  $105,000        --

     J. Timothy Corcoran (5)       1995    $145,507   $83,000    15,000  (THP)
         President                                               30,400  (TMO)
                                   1994    $129,000   $75,000    80,500  (THP)
                                                                  3,900  (TMO)
                                   1993    $102,263   $65,000    40,000  (THP)
                                                                 11,248  (TMO)

     Chester G. Janssens           1995    $145,125   $15,000    12,000  (THP)
         Vice President;                                          2,400  (TMO)
     President, Crusader           1994    $140,000   $35,000    29,650  (THP)
         Engines Division                                        4,125   (TMO)
                                   1993    $113,438   $20,000    2,700   (TMO)


     Ravinder K. Sakhuja (6)       1995    $145,125   $40,000     4,200  (TMO)
          Vice President;          1994    $140,250   $45,000    20,000  (THP)
      President,                                                  5,700  (TMO)
          Tecogen Division         1993    $138,000   $30,000     5,625  (TMO)










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



                                       10
PAGE

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

     (6) On December 8, 1995, Dr. Sakhuja resigned his responsibilities as a vice president of the Corporation. He continues to be employed on a half-time basis by the Corporation and its parent corporation, Thermo Electron. Dr. Sakhuja will be paid approximately $73,250 per year under this arrangement, with the Corporation responsible for the payment of 25% of this amount.

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










                                       11
PAGE


                                       Option Grants In Fiscal 1995



                                           Percent of                      Potenti
                                             Total                           Value
                             Number of      Options                        Annual
                            Securities     Granted to  Exercise           Price Ap
                        Underlying OptionsEmployees inPrice Per Expiration     Opt
             Name           Granted (1)    Fiscal Year  Share      Date


                                                                              5%

     J. Timothy Corcoran    15,000 (THP)    6.4%          $8.95  12/15/06    $106,
                            30,000 (TMO)    2.0% (2)     $30.07  11/28/06    $717,
                               400 (TMO)   0.03% (2)     $37.27  05/23/98     $2,3

     Chester G. Janssens    12,000 (THP)    5.2%          $8.95  12/15/01     $43,6
                             2,400 (TMO)    0.2% (2)     $37.27  05/23/98     $14,0
     Ravinder K. Sakhuja     4,200 (TMO)    0.3% (2)     $37.27  05/23/98     $24,6




     (1) All of the options granted during the fiscal year are immediately exercisable at the date of grant. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a five-to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

     (2) These options were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its public subsidiaries.

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


















                                       12
PAGE



                   Aggregated Option Exercises In Fiscal 1995 And Fiscal 1995 Year
                                            Option Values


                                                                     No. of Unexer
                                                   Shares            Options at Fi
                                                  Acquired   Value       Year-end
                 Name                 Company        on     Realized   (Exercisabl
                                                  Exercise           Unexercisable

     Marshall J. Armstrong (2)   Thermo Power        --        --      165,000 /0<
     J. Timothy Corcoran         Thermo Power        --        --       135,500/0

                                 Thermo Electron     --        --        45,548/0
     Chester G. Janssens         Thermo Power        --        --        81,650/0(
                                 Thermo Ecotek       --        --         3,000/0

                                 Thermo Electron    7,649   $158,077     17,099/0
                                 Thermo Fibertek     --        --         3,000/0
                                 ThermoTrex          --        --          900/0

     Ravinder K. Sakhuja         Thermo Power        --        --        20,000/0
                                 Thermo Ecotek       --        --         3,500/0
                                 Thermo Electron    6,975   $144,619     48,150/0

                                 Thermo Fibertek     --        --         3,000/0
                                 ThermoTrex          --        --         2,700/0
PAGE












































                                                    1
PAGE












































                                                    2
PAGE












































                                                    3
PAGE












































                                                    4
PAGE












































                                                    5
PAGE












































                                                    6
PAGE












































                                                    7
PAGE












































                                                    8
PAGE












































                                                    9
PAGE












































                                                    10
PAGE












































                                                    11
PAGE












































                                                    12
PAGE












































                                                    13
PAGE



















           250



           200


           150


           100


            50
            09/28/90  09/27/91  09/26/92   10/1/93  09/30/94   9/29/9




     (1)  The shares of common stock shown in the table have been  adjusted to reflect the following stock splits:  (i) a three-for-two split effected by Thermo Electron in May 1995 and (ii) a  three-for-two split effected by Thermo Fibertek Inc. in September 1995. All  of the options reported outstanding  at the end  of the fiscal  year were immediately exercisable  as of fiscal  year-end. The  shares acquired upon exercise of the  options reported in the table  are subject to repurchase by the granting corporation at the exercise price if the optionee ceases  to be employed by such  corporation or any other Thermo Electron  company.  The granting  corporation may exercise its  repurchase rights within  six months after  the termination of the optionee's  employment. The repurchase  rights
          generally  lapse  ratably  over  a  five-  to  ten-year   period,
          depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the
          Corporation or another Thermo Electron company.  Certain  options granted as a part of Thermo Electron's stock option program  have three-year terms,  and  the  repurchase  rights  lapse  in  their entirety on the second anniversary of the grant date.

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













                                       13
PAGE





     Severance Agreements

        In 1988,  Thermo Electron  entered into  severance agreements  with
     several  of  its  key  employees,  including  key  employees  of   the
     Corporation and  other majority-owned  subsidiaries. These  agreements provide severance benefits if there is  a change of control of  Thermo
     Electron that is  not approved  by the  Board of  Directors of  Thermo
     Electron and the  employee's employment  with Thermo  Electron or  the majority-owned subsidiary is terminated,  for whatever reason,  within
     one year  thereafter.   For purposes  of the  agreement, a  change  of
     control exists  upon  (i)  the  acquisition of  50%  or  more  of  the outstanding common stock of Thermo Electron by any person without  the prior approval of the Board of Directors of Thermo Electron, (ii)  the
     failure of the Board of Directors of Thermo Electron, within two years after any contested election of directors or tender or exchange  offer not approved  by  the Board  of  Directors,  to be  constituted  of  a majority of directors holding office prior to such event or (iii)  any other event that the Board of Directors of Thermo Electron  determines
     constitutes an effective change of control of Thermo Electron.    Each
     of the recipients of these agreements would receive a lump-sum benefit at the time of a qualifying severance (as defined below) equal to  the highest total  cash  compensation  paid  to  the  employee  by  Thermo
     Electron or  the  majority-owned  subsidiary in  any  12-month  period
     during  the  three  years   preceding  the  qualifying  severance.   A
     qualifying severance exists  (i) if  the employment  of the  executive officer is terminated for any reason within one year after a change in control of Thermo  Electron or  (ii) a  group of  directors of  Thermo
     Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an  election contest or tender or  exchange offer for Thermo Electron's common  stock has occurred, the  directors of Thermo  Electron  immediately prior  to  such election  contest  or tender or exchange offer, and  any future directors who are  nominated or elected by such directors, determines that any other termination of the executive officer's employment should  be treated as a  qualifying severance. The  benefits  to  be  provided are  limited  so  that  the payments would not  constitute so-called  "excess parachute  payments"
     under applicable  provisions of  the Internal  Revenue Code  of  1986.
     Assuming that severance benefits would  have been payable under  these agreements as of  September 30,  1995, Mr. Armstrong  and Dr.  Sakhuja
     would have received approximately $300,000 and $190,000, respectively.


                          RELATIONSHIP WITH AFFILIATES

        Thermo Electron  has  adopted  a  strategy of  selling  a  minority interest in subsidiary companies to outside investors as an  important tool in  its future  development.  As part  of this  strategy,  Thermo
     Electron  and  certain  of  its  subsidiaries  have  created   several
     privately and publicly held subsidiaries. The Corporation has  created
     ThermoLyte Corporation ("ThermoLyte") as a majority-owned  subsidiary.
     From time to time,  Thermo Electron and  its subsidiaries will  create other majority-owned  subsidiaries as  part of  its spinout  strategy.
     (The Corporation  and  the  other  Thermo  Electron  subsidiaries  are hereinafter referred to as the "Thermo Subsidiaries.")
                                       14
PAGE






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

        To  achieve  these  ends,   the  Charter  identifies   the  general
     principles to be  followed by  the companies, addresses  the role  and responsibilities of the management of  each company, provides for  the
     sharing  of  group  resources  by  the  companies  and  provides   for
     centralized  administrative,  banking  and   credit  services  to   be
     performed by Thermo Electron. The services provided by Thermo Electron
     include  collecting   and   managing  cash   generated   by   members,
     coordinating the access of Thermo Electron and the Thermo Subsidiaries
     (the  "Thermo  Group")   to  external   financing  sources,   ensuring
     compliance with external  financial covenants  and internal  financial
     policies,  assisting  in  the  formulation  of  long-range   financial
     planning and providing other banking and credit services. Pursuant  to the Charter, Thermo Electron  may also provide  guarantees of debt  or other obligations of  the Thermo Subsidiaries  or may obtain  external
     financing  at  the  parent  level  for  the  benefit  of  the   Thermo
     Subsidiaries.  In  certain  instances,  the  Thermo  Subsidiaries  may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly  from external financing sources.  Under the Charter, Thermo Electron is  responsible for determining that  the
     Thermo Group  remains  in compliance  with  all covenants  imposed  by external financing sources, including covenants related to  borrowings of Thermo  Electron or  other members  of the  Thermo Group,  and  for apportioning such constraints within the  Thermo Group.  In  addition,
     Thermo Electron establishes certain  internal policies and  procedures applicable to members of  the Thermo Group. The  cost of the  services provided by  Thermo Electron  to the  Thermo Subsidiaries  is  covered under existing corporate services  agreements between Thermo  Electron and each of the Thermo Subsidiaries.

        The Charter presently provides that it shall continue  in effect so
     long  as  Thermo   Electron  and  at   least  one  Thermo   Subsidiary
     participate. The Charter may  be amended at any  time by agreement  of the participants. Any  Thermo Subsidiary,  including the  Corporation, can withdraw from  participation in  the Charter upon  30 days'  prior notice. In  addition, Thermo  Electron  may terminate  a  subsidiary's participation in the Charter in the event the subsidiary ceases to  be controlled by Thermo Electron or ceases to comply with the Charter  or the  policies  and  procedures  applicable  to  the  Thermo  Group.  A
                                       15
PAGE





     withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo
     Electron.

        As provided in  the Charter,  the Corporation  and Thermo  Electron
     have entered  into  a  Corporate  Services  Agreement  (the  "Services
     Agreement") under  which Thermo  Electron's corporate  staff  provides certain administrative services,  including certain  legal advice  and services, risk management, employee benefit administration, tax advice and preparation  of  tax  returns,  centralized  cash  management  and financial and other services to  the Corporation. The Corporation  was assessed an annual fee  equal to 1.2% and  1.25% of the  Corporation's revenues for  these services  in calendar  1995 and  for the  two-year period beginning  calendar 1993,  respectively. Beginning  January  1,
     1996, the fee has  been reduced to 1%  of the Corporation's  revenues.
     The fee is reviewed annually and may be changed by mutual agreement of
     the Corporation  and  Thermo Electron.    During fiscal  1995,  Thermo
     Electron  assessed  the  Corporation  $1,250,000  in  fees  under  the
     Services Agreement.   Management believes that  the charges under  the
     Services Agreement are reasonable and  that the terms of the  Services
     Agreement are  fair to  the Corporation.  For items  such as  employee benefit plans, insurance coverage and other identifiable costs, Thermo
     Electron charges the Corporation based on charges attributable to  the
     Corporation.  The   Services   Agreement  automatically   renews   for
     successive one-year terms, unless canceled by the Corporation upon  30
     days' prior notice.   In addition,  the Services Agreement  terminates
     automatically in the event  the Corporation ceases to  be a member  of the Thermo Group or ceases to be a participant in the Charter. In  the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation  for services  under the  Services Agreement  for  the nine-month period prior to termination. Following termination,  Thermo
     Electron  may   provide   certain  administrative   services   on   an
     as-requested basis by the Corporation or as required in order to  meet the Corporation's  obligations under  Thermo Electron's  policies  and procedures.  Thermo Electron will  charge the Corporation a fee  equal to the  market  rate for  comparable  services if  such  services  are provided to the Corporation following termination.

        The Corporation provides contract administration and other services and data processing  services, respectively, to  one wholly-owned  and four majority-owned subsidiaries of Thermo Electron, which are charged
     based on actual usage.   For these  services, the Corporation  charged
     $209,000 in fiscal 1995 to such subsidiaries.


                                       16
PAGE





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

        Thermo Electron owned approximately 60.9% of the Corporation's outstanding Common Stock on January 17, 1996. Thermo Electron intends for the foreseeable future to maintain at least 50% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These and any other purchases may be made either on the open market or directly from the Corporation.

        The Corporation  leases  an  office and  laboratory  facility  from
     Thermo Electron under an  agreement expiring in  September 1997.   The
     rental payments  made  to Thermo  Electron,  net of  sublease  income, during fiscal 1995 were $170,000.

        In  March  1995,  the  Corporation's  ThermoLyte   subsidiary  sold
     1,845,000 units,  each  unit consisting  of  one share  of  ThermoLyte common stock, $0.01 par value, and one redemption right at $10.00  per unit.  Venrock Associates, of which Mr. Peter O. Crisp, a Director  of the Corporation, is a general partner, purchased 100,000 units in  the offering.  Holders of the common stock purchased in the offering  will have the option to  require ThermoLyte to redeem  in December 1998  or
     1999 any or all of their shares  at $10.00 per share.  The  redemption rights are guaranteed on a subordinated basis by Thermo Electron.  The
     Corporation has  agreed  to reimburse  Thermo  Electron in  the  event
     Thermo Electron is required to make a payment under the guarantee.












