Form 10-Q
period 1996-03-30
THERMO POWER CORP
filed 1996-05-07
CIK 813895

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549

                   ------------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at April 26, 1996
          ----------------------------     -----------------------------
          Common Stock, $.10 par value                12,473,821
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 30,   September 30,
   (In thousands)                                        1996            1995
   --------------------------------------------------------------------------
   Current Assets:
    Cash and cash equivalents                        $ 29,518       $ 23,504
    Available-for-sale investments, at quoted
     market value (amortized cost of $5,163 and
     $10,624) (includes $429 of related party
     investments in fiscal 1995) (Note 2)               5,161         10,666
    Accounts receivable, less allowances of
     $507 and $530                                     19,926         18,203
    Unbilled contract costs and fees                    6,892          6,228
    Inventories:
     Raw materials and supplies                        16,187         17,453
     Work in process and finished goods                 2,436          4,796
    Prepaid income taxes                                3,416          3,213
    Other current assets                                  288            752
                                                     --------       --------
                                                       83,824         84,815
                                                     --------       --------

   Rental Assets, at Cost                              10,123          7,391
    Less: Accumulated depreciation and amortization     1,409            985
                                                     --------       --------
                                                        8,714          6,406
                                                     --------       --------

   Property, Plant and Equipment, at Cost              16,425         15,232
    Less: Accumulated depreciation and amortization     7,728          6,765
                                                     --------       --------
                                                        8,697          8,467
                                                     --------       --------
   Long-term Available-for-sale Investments, at
    Quoted Market Value (amortized cost of $453 and
    $471) (includes $339 invested in parent company
    common stock in fiscal 1995) (Note 2)                 263            733
                                                     --------       --------

   Other Assets                                           336            223
                                                     --------       --------
   Cost in Excess of Net Assets of Acquired
    Companies                                           7,667          7,773
                                                     --------       --------
                                                     $109,501       $108,417
                                                     ========       ========

                                        2PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 30,   September 30,
   (In thousands except share amounts)                   1996            1995
   --------------------------------------------------------------------------
   Current Liabilities:
    Accounts payable                                 $ 11,584       $ 13,262
    Accrued payroll and employee benefits               2,466          2,732
    Customer advances                                   2,878            971
    Accrued warranty costs                              2,017          2,100
    Accrued income taxes                                  870          1,368
    Other accrued expenses                              4,043          4,242
    Due to Thermo Electron Corporation
     and affiliated companies                           1,187              -
                                                     --------       --------
                                                       25,045         24,675
                                                     --------       --------

   Deferred Income Taxes                                  122            118
                                                     --------       --------

   Long-term Obligations                                  339            364
                                                     --------       --------

   Common Stock of Subsidiary Subject to
    Redemption ($18,450 redemption value)              17,591         17,435
                                                     --------       --------

   Shareholders' Investment:
    Common stock, $.10 par value, 30,000,000
     shares authorized; 12,478,544 shares issued        1,248          1,248
    Capital in excess of par value                     53,882         53,898
    Retained earnings                                  11,442         10,822
    Treasury stock at cost, 5,803 and
     49,758 shares                                        (43)          (341)
    Net unrealized gain (loss) on
     available-for-sale investments                      (125)           198
                                                     --------       --------
                                                       66,404         65,825
                                                     --------       --------
                                                     $109,501       $108,417
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                    -------------------------
                                                    March 30,        April 1,
   (In thousands except per share amounts)               1996            1995
   --------------------------------------------------------------------------
   Revenues                                          $ 29,756       $ 24,912
                                                     --------       --------

   Costs and Operating Expenses:
    Cost of revenues                                   25,095         19,419
    Selling, general and administrative expenses        4,231          3,807
    Research and development expenses                     791            716
                                                     --------       --------
                                                       30,117         23,942
                                                     --------       --------

   Operating Income (Loss)                               (361)           970

   Interest Income                                        437            431
   Interest Expense                                        (5)            (6)
   Gain on Sale of Related Party
    Investments (Note 2)                                  125              -
                                                     --------       --------
   Income Before Provision for Income Taxes
    and Minority Interest                                 196          1,395
   Provision for Income Taxes                              75            555
   Minority Interest Expense                               78             35
                                                     --------       --------
   Net Income                                        $     43       $    805
                                                     ========       ========
   Earnings per Share                                $      -       $    .07
                                                     ========       ========
   Weighted Average Shares                             12,463         12,356
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.






                                        4PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                         Six Months Ended
                                                    -------------------------
                                                    March 30,        April 1,
   (In thousands except per share amounts)               1996            1995
   --------------------------------------------------------------------------
   Revenues                                          $ 57,208       $ 47,226
                                                     --------       --------

   Costs and Operating Expenses:
    Cost of revenues                                   47,760         36,467
    Selling, general and administrative expenses        7,968          7,528
    Research and development expenses                   1,529          1,246
                                                     --------       --------
                                                       57,257         45,241
                                                     --------       --------

   Operating Income (Loss)                                (49)         1,985

   Interest Income                                        874            731
   Interest Expense                                       (16)           (11)
   Gain (Loss) on Sale of Investments, Net
    (includes $469 from sale of related party
    investments in fiscal 1996) (Note 2)                  451            (38)
                                                     --------       --------
   Income Before Provision for Income Taxes
    and Minority Interest                               1,260          2,667
   Provision for Income Taxes                             484          1,040
   Minority Interest Expense                              156             35
                                                     --------       --------
   Net Income                                        $    620       $  1,592
                                                     ========       ========
   Earnings per Share                                $    .05       $    .13
                                                     ========       ========
   Weighted Average Shares                             12,453         12,342
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                         Six Months Ended
                                                    -------------------------
                                                    March 30,        April 1,
   (In thousands)                                        1996            1995
   --------------------------------------------------------------------------
   Operating Activities:
    Net income                                       $    620       $  1,592
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                     1,231            810
      Provision for losses on accounts receivable           5             27
      (Gain) loss on sale of investments,
        net (Note 2)                                     (451)            38
      Minority interest expense                           156             35
      Changes in current accounts, excluding the
        effects of acquisition:
          Accounts receivable                          (1,470)           233
          Inventories and unbilled contract
           costs and fees                               1,235         (1,473)
          Other current assets                            439           (255)
          Accounts payable                             (1,681)          (537)
          Other current liabilities                     1,093         (1,603)
                                                     --------       --------
           Net cash provided by (used in)
             operating activities                       1,177         (1,133)
                                                     --------       --------

   Investing Activities:
    Proceeds from sale and maturities of
     available-for-sale investments                     4,981          7,687
    Proceeds from sale of related party
     investments (Note 2)                                 852              -
    Increase in rental assets                            (346)          (265)
    Purchases of property, plant and equipment           (890)          (813)
    Issuance of notes receivable                         (165)             -
    Other                                                 148            245
                                                     --------       --------
           Net cash provided by
             investing activities                       4,580          6,854
                                                     --------       --------

   Financing Activities:
    Net proceeds from issuance of Company
     and subsidiary common stock                          282         17,620
    Repayment of long-term obligations                    (25)           (21)
                                                     --------       --------
           Net cash provided by
             financing activities                    $    257       $ 17,599
                                                     --------       --------



                                        6PAGE

                            THERMO POWER CORPORATION

                                  (Unaudited)

                                                         Six Months Ended
                                                    -------------------------
                                                    March 30,        April 1,
   (In thousands)                                        1996            1995
   --------------------------------------------------------------------------
   Increase in Cash and Cash Equivalents             $  6,014       $ 23,320
   Cash and Cash Equivalents at Beginning
    of Period                                          23,504          7,474
                                                     --------       --------

   Cash and Cash Equivalents at End of Period        $ 29,518       $ 30,794
                                                     ========       ========

   Cash Paid For:
     Interest                                        $     16       $     11
     Income taxes                                    $  1,007       $  1,525


   The accompanying notes are an integral part of these consolidated financial statements.























                                        7PAGE

                            THERMO POWER CORPORATION

                    Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the six-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

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


   2.   Sale of Related Party Investments

        In February 1996, the Company sold its remaining investment in 6.5% subordinated convertible debentures, which were issued by Thermo TerraTech Inc., a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron). The Company sold $365,000 principal amount of these debentures for net proceeds of $490,000, which resulted in a gain of $125,000.

        In December 1995, the Company sold 7,313 shares of Thermo Electron common stock for net proceeds of $362,000, which resulted in a gain of $344,000.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

   Industrial Refrigeration Systems

        The Company's FES division supplies standard and custom-designed industrial refrigeration systems used primarily by the food processing, petrochemical, and pharmaceutical industries. NuTemp, Inc. (NuTemp) is a supplier of both remanufactured and new industrial refrigeration and commercial cooling equipment for sale or rental. NuTemp's industrial refrigeration equipment is used primarily in the food processing, petrochemical, and pharmaceutical industries, and its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors. The demand for NuTemp's equipment is typically highest in the summer period.
                                        8PAGE

                            THERMO POWER CORPORATION

   Engines

        The Company's Crusader Engines (Crusader) division manufactures gasoline engines for recreational boats; natural gas engines for vehicular, cooling, pumping, refrigeration, and other industrial applications; and LPG (liquefied petroleum gas) and gasoline engines for lift trucks.

   Cooling and Cogeneration Systems

        The Company's Tecogen division designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured by FES, and the cogeneration systems are manufactured by Crusader. Tecogen conducts research and development of natural gas-engine technology, and is currently demonstrating a diesel-to-natural gas conversion system for buses and other fleet vehicles. Tecogen also conducts research and development on applications of thermal energy.

        The Company's ThermoLyte Corporation (ThermoLyte) subsidiary is developing a family of propane-powered flashlights, emergency lights, area lights, and other lighting products.

        The Company's revenues by industry segment are shown in the following table.
                                     Three Months Ended    Six Months Ended
                                    -------------------- --------------------
                                    March 30,  April 1,  March 30,   April 1,
   (In thousands)                        1996      1995       1996       1995
   --------------------------------------------------------------------------
   Industrial Refrigeration Systems  $ 15,962   $ 15,263  $ 33,033   $ 29,441
   Engines                              8,304      6,526    15,557     11,681
   Cooling and Cogeneration Systems     5,913      3,843     9,523      7,223
   Intersegment sales elimination        (423)      (720)     (905)    (1,119)
                                     --------   --------  --------   --------
                                     $ 29,756   $ 24,912  $ 57,208   $ 47,226
                                     ========   ========  ========   ========

   Results of Operations

   Second Quarter Fiscal 1996 Compared With Second Quarter Fiscal 1995

        Total revenues increased 19% to $29,756,000 in the second quarter of fiscal 1996 from $24,912,000 in the second quarter of fiscal 1995. Industrial Refrigeration Systems segment revenues increased to $15,962,000 in 1996 from $15,263,000 in 1995. Revenues at NuTemp increased by $605,000 primarily due to two large orders for remanufactured commercial cooling equipment. Revenues at FES increased slightly in 1996 primarily due to greater demand for custom-designed refrigeration packages, offset by lower prices for refrigeration packages due to increased competition in the refrigeration industry and lower demand for standard screw compressor packages. Engines segment revenues increased 27% to $8,304,000 in 1996 from $6,526,000 in 1995 primarily due to increased demand for gasoline and
                                        9PAGE

                            THERMO POWER CORPORATION

   Second Quarter Fiscal 1996 Compared With Second Quarter Fiscal 1995
   (continued)

   natural gas TecoDrive engines and the inclusion of revenues from lift-truck engines, offset in part by a decrease of $1,025,000 in revenues from marine-engine related products. Cooling and Cogeneration Systems segment revenues increased 54% to $5,913,000 in 1996 from $3,843,000 in 1995 primarily due to an increase in revenues from gas-fueled cooling systems. Results for the Cooling and Cogeneration Systems segment in 1995 include a $312,000 fee received from one of the Company's distributors of packaged cogeneration systems to satisfy the financial obligations under a minimum purchase contract.

        The gross profit margin decreased to 16% in the second quarter of fiscal 1996 from 22% in the second quarter of fiscal 1995. The gross profit margin for the Industrial Refrigeration Systems segment decreased to 17% in 1996 from 22% in 1995. The decrease is primarily due to lower prices at FES resulting from increased competition in the refrigeration industry and due to lower manufacturing efficiencies at FES, including higher production costs incurred for work performed to compensate for lost production time during severe storms this winter. To a lesser extent, the gross profit margin decreased due to higher warranty expenses at FES and NuTemp in 1996 compared with 1995. The Company expects a cost increase in one of the major components of its industrial refrigeration packages to adversely effect the gross profit margin beginning in the third quarter of fiscal 1996. The gross profit margin for the Engines segment decreased to 3% in 1996 from 13% in 1995 primarily due to unusually high warranty expenses in 1996 and, to a lesser extent, startup costs associated with the introduction of lift-truck engines. This higher level of warranty expense is expected to return to more normal levels in the third quarter of fiscal 1996. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 28% in 1996 from 33% in 1995 primarily due to the inclusion in 1995 of a fee received from one of the Company's distributors of packaged cogeneration systems discussed above.

        Selling, general and administrative expenses as a percentage of revenues decreased to 14% in the second quarter of fiscal 1996 from 15% in the second quarter of fiscal 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues remained unchanged at 3% in 1996 and 1995. An increase in research and development expenses for gas-fueled lighting products was offset by a decrease in spending on research and development of natural gas-engine products.

        Interest income remained relatively unchanged at $437,000 in the second quarter of fiscal 1996, compared with $431,000 in the second quarter of fiscal 1995. Gain on sale of related party investments in 1996 represents a gain on the sale of the Company's remaining investment in 6.5% subordinated convertible debentures, which were issued by Thermo TerraTech Inc., a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron) (Note 2).

        The effective tax rate was 38% in the second quarter of fiscal 1996, compared with 40% in the second quarter of fiscal 1995. These rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.
                                       10PAGE

                            THERMO POWER CORPORATION

   First Six Months Fiscal 1996 Compared With First Six Months Fiscal 1995

        Total revenues increased 21% to $57,208,000 in the first six months of fiscal 1996 from $47,226,000 in the first six months of fiscal 1995. Industrial Refrigeration Systems segment revenues increased to $33,033,000 in 1996 from $29,441,000 in 1995. Revenues at FES increased in 1996 primarily due to greater demand for custom-designed refrigeration packages, offset in part by lower prices for refrigeration packages due to increased competition in the refrigeration industry and lower demand for standard screw compressor packages. Revenues at NuTemp increased by $200,000 primarily due to two large orders for remanufactured commercial cooling equipment, offset in part by lower demand for rental equipment and remanufactured equipment resulting from generally lower temperatures in 1996 compared with 1995. Engines segment revenues increased 33% to $15,557,000 in 1996 from $11,681,000 in 1995 primarily due to increased demand for gasoline and natural gas TecoDrive engines and the inclusion of revenues from lift-truck engines, offset in part by a decrease of $1,933,000 in revenues from marine-engine related products. Cooling and Cogeneration Systems segment revenues increased 32% to $9,523,000 in 1996 from $7,223,000 in 1995 primarily due to an increase in revenues from gas-fueled cooling systems. Results for the Cooling and Cogeneration Systems segment in 1995 include a $1,187,000 fee received from one of the Company's distributors of packaged cogeneration systems to satisfy the financial obligations under a minimum purchase contract.

        The gross profit margin decreased to 17% in the first six months of fiscal 1996 from 23% in the first six months of fiscal 1995. The gross profit margin for the Industrial Refrigeration Systems segment decreased to 19% in 1996 from 24% in 1995. The decrease is primarily due to lower prices at FES resulting from increased competition in the refrigeration industry and due to lower manufacturing efficiencies at FES. To a lesser extent, the gross profit margin decreased due to higher warranty expenses at FES and NuTemp in 1996 compared with 1995. The gross profit margin for the Engines segment decreased to 4% in 1996 from 12% in 1995 primarily due to unusually high warranty expenses in 1996 and, to a lesser extent, startup costs associated with the introduction of lift-truck engines. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 27% in 1996 from 33% in 1995 primarily due to the inclusion in 1995 of a fee received from one of the Company's distributors of packaged cogeneration systems discussed above.

        Selling, general and administrative expenses as a percentage of revenues decreased to 14% in the first six months of fiscal 1996 from 16% in the first six months of fiscal 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues remained unchanged at 3% in 1996 and 1995. An increase in research and development expenses for gas-fueled lighting products was offset in part by a decrease in spending on research and development of natural gas-engine products.

        Interest income increased to $874,000 in the first six months of fiscal 1996 from $731,000 in the first six months of fiscal 1995, reflecting interest income earned on the proceeds from ThermoLyte's March 1995 private placement, offset in part by a decrease in interest income earned on the Company's other investments due to lower average invested amounts. Gain on sale of investments, net, in 1996 primarily represents a
                                       11PAGE

                            THERMO POWER CORPORATION

   First Six Months Fiscal 1996 Compared With First Six Months Fiscal 1995 (continued)

   gain of $344,000 relating to the sale of the Company's remaining investment in Thermo Electron common stock and a gain of $125,000 relating to the sale of the Company's remaining investment in 6.5% subordinated convertible debentures, which were issued by Thermo TerraTech Inc. (Note 2).

        The effective tax rate was 38% in the first six months of fiscal 1996, compared with 39% in the first six months of fiscal 1995. These rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

   Liquidity and Capital Resources

        Consolidated working capital was $58,779,000 at March 30, 1996, compared with $60,140,000 at September 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $34,679,000 at March 30, 1996, compared with $34,170,000 at September 30,
   1995. Of the $34,679,000 balance at March 30, 1996, $17,450,000 was held by
   ThermoLyte and the remainder was held by the Company and its wholly owned subsidiaries. During the first six months of fiscal 1996, $1,177,000 of cash was provided by operating activities. During the first quarter of fiscal 1996, the Company acquired the thermoelectric cooling module business of ThermoTrex Corporation (ThermoTrex) for $860,000, which was the net book value of the business acquired. ThermoTrex is a majority-owned subsidiary of Thermo Electron. During the remainder of fiscal 1996, the Company expects to make capital expenditures of approximately $3,600,000, of which approximately $1,700,000 is expected to be used to expand and upgrade the manufacturing facilities at FES. The Company believes its current resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On March 11, 1996, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 1997. The directors reelected at the meeting were: Marshall J. Armstrong, Peter O. Crisp, John N. Hatsopoulos, Robert C. Howard, Donald E. Noble, and Paul E. Tsongas. Messrs. Armstrong, Crisp, Hatsopoulos, and Howard each received 10,907,282 shares voted in favor of his election and 4,370 shares voted against; Mr. Noble received 10,907,082 shares voted in favor of his election and 4,570 shares voted against; and Mr. Tsongas received 10,897,282 shares voted in favor of his election and 14,370 shares voted against. No broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to increase the number of shares of the Company's common stock reserved for issuance under the Company's Deferred Compensation Plan for directors by 25,000 shares as follows: 10,846,603 shares voted in favor, 43,504 shares voted against, 12,545 shares abstained, and 9,000 shares were not voted by brokers. The shareholders also approved a proposal to increase the number of shares of the common stock of Thermo Electron Corporation authorized for issuance under the Company's employee stock purchase plan by 50,000 shares as follows: 10,863,646 shares voted in favor, 27,506 shares voted against, 11,500 shares abstained, and 9,000 shares were not voted by brokers.
                                       12PAGE

                            THERMO POWER CORPORATION


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.















































                                       13PAGE

                            THERMO POWER CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 1996.

                                             THERMO POWER CORPORATION



                                             Paul F. Kelleher
                                             --------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer

































                                       14PAGE

                            THERMO POWER CORPORATION

                                  Exhibit Index


   Exhibit
   Number      Description of Exhibit                                    Page
   --------------------------------------------------------------------------

    27        Financial Data Schedule.