Form 10-Q
period 1996-06-29
THERMO POWER CORP
filed 1996-08-05
CIK 813895

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                   ------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at July 26, 1996
          ----------------------------     ----------------------------
          Common Stock, $.10 par value                12,480,351
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                     June 29,   September 30,
   (In thousands)                                        1996            1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                       $ 29,080       $ 23,504
     Available-for-sale investments, at quoted
       market value (amortized cost of $6,063 and
       $10,624) (includes $429 of related party
       investments in fiscal 1995) (Note 2)             6,065         10,666
     Accounts receivable, less allowances of
       $516 and $530                                   19,267         18,203
     Unbilled contract costs and fees                   8,724          6,228
     Inventories:
       Raw materials and supplies                      16,567         17,453
       Work in process and finished goods               2,447          4,796
     Prepaid income taxes                               3,512          3,213
     Other current assets                                 217            752
                                                     --------       --------
                                                       85,879         84,815
                                                     --------       --------

   Rental Assets, at Cost                              11,906          7,391
     Less: Accumulated depreciation and amortization    1,716            985
                                                     --------       --------
                                                       10,190          6,406
                                                     --------       --------

   Property, Plant and Equipment, at Cost              16,683         15,232
     Less: Accumulated depreciation and amortization    8,102          6,765
                                                     --------       --------
                                                        8,581          8,467
                                                     --------       --------
   Long-term Available-for-sale Investments, at
     Quoted Market Value (amortized cost of $453 and
     $471) (includes $339 invested in parent company
     common stock in fiscal 1995) (Note 2)                289            733
                                                     --------       --------
   Other Assets                                           352            223
                                                     --------       --------
   Cost in Excess of Net Assets of Acquired
     Companies                                          7,614          7,773
                                                     --------       --------
                                                     $112,905       $108,417
                                                     ========       ========

                                        2PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 29,   September 30,
   (In thousands except share amounts)                   1996            1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                $ 14,543       $ 13,262
     Accrued payroll and employee benefits              2,561          2,732
     Customer advances                                  1,957            971
     Accrued warranty costs                             2,068          2,100
     Accrued income taxes                               1,228          1,368
     Other accrued expenses                             4,182          4,242
     Due to Thermo Electron Corporation
       and affiliated companies                         1,321              -
                                                     --------       --------
                                                       27,860         24,675
                                                     --------       --------

   Deferred Income Taxes                                  122            118
                                                     --------       --------

   Long-term Obligations                                  322            364
                                                     --------       --------

   Common Stock of Subsidiary Subject to
     Redemption ($18,450 redemption value)             17,669         17,435
                                                     --------       --------

   Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
       shares authorized; 12,482,999 and 12,478,544
       shares issued                                    1,248          1,248
     Capital in excess of par value                    53,921         53,898
     Retained earnings                                 11,890         10,822
     Treasury stock at cost, 2,648 and
       49,758 shares                                      (22)          (341)
     Net unrealized gain (loss) on
       available-for-sale investments                    (105)           198
                                                     --------       --------
                                                       66,932         65,825
                                                     --------       --------
                                                     $112,905       $108,417
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                     ------------------------
                                                     June 29,         July 1,
   (In thousands except per share amounts)               1996            1995
   --------------------------------------------------------------------------
   Revenues                                          $ 32,429       $ 27,514
                                                     --------       --------

   Costs and Operating Expenses:
     Cost of revenues                                  27,106         21,646
     Selling, general and administrative expenses       4,202          4,275
     Research and development expenses                    721          1,007
                                                     --------       --------
                                                       32,029         26,928
                                                     --------       --------

   Operating Income                                       400            586

   Interest Income                                        437            579
   Interest Expense                                        (5)            (6)
   Gain on Sale of Related Party Investments                -            768
                                                     --------       --------

   Income Before Provision for Income Taxes
     and Minority Interest                                832          1,927
   Provision for Income Taxes                             306            752
   Minority Interest Expense                               78             69
                                                     --------       --------
   Net Income                                        $    448       $  1,106
                                                     ========       ========
   Earnings per Share                                $    .04       $    .09
                                                     ========       ========
   Weighted Average Shares                             12,477         12,378
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                        Nine Months Ended
                                                     ------------------------
                                                     June 29,         July 1,
   (In thousands except per share amounts)               1996            1995
   --------------------------------------------------------------------------
   Revenues                                          $ 89,637       $ 74,740
                                                     --------       --------

   Costs and Operating Expenses:
     Cost of revenues                                  74,866         58,113
     Selling, general and administrative expenses      12,170         11,803
     Research and development expenses                  2,250          2,253
                                                     --------       --------
                                                       89,286         72,169
                                                     --------       --------

   Operating Income                                       351          2,571

   Interest Income                                      1,311          1,310
   Interest Expense                                       (21)           (17)
   Gain on Sale of Investments, Net (includes $469
     and $768 from sale of related party investments
     in fiscal 1996 and 1995) (Note 2)                    451            730
                                                     --------       --------

   Income Before Provision for Income Taxes
     and Minority Interest                              2,092          4,594
   Provision for Income Taxes                             790          1,792
   Minority Interest Expense                              234            104
                                                     --------       --------
   Net Income                                        $  1,068       $  2,698
                                                     ========       ========
   Earnings per Share                                $    .09       $    .22
                                                     ========       ========
   Weighted Average Shares                             12,461         12,354
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                        Nine Months Ended
                                                     ------------------------
                                                     June 29,         July 1,
   (In thousands)                                        1996            1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                      $  1,068       $  2,698
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                  1,965          1,318
         Provision for losses on accounts receivable        5             27
         Gain on sale of investments, net (Note 2)       (451)          (730)
         Minority interest expense                        234            104
         Changes in current accounts, excluding the
           effects of acquisition:
             Accounts receivable                         (811)        (4,364)
             Inventories and unbilled contract
               costs and fees                            (988)        (3,283)
             Other current assets                         404           (390)
             Accounts payable                           1,278          3,355
             Other current liabilities                    950           (721)
                                                     --------       --------
               Net cash provided by (used in)
                 operating activities                   3,654         (1,986)
                                                     --------       --------
   Investing Activities:
     Purchases of available-for-sale investments       (5,000)          (365)
     Proceeds from sale and maturities of
       available-for-sale investments                   8,982          7,774
     Proceeds from sale of related party
       investments (Note 2)                               852          1,599
     Increase in rental assets                         (2,129)        (1,824)
     Purchases of property, plant and equipment        (1,148)        (1,034)
     Issuance of notes receivable                        (292)             -
     Other                                                357            277
                                                     --------       --------
               Net cash provided by
                 investing activities                   1,622          6,427
                                                     --------       --------
   Financing Activities:
     Net proceeds from issuance of Company
       and subsidiary common stock                        342         18,000
     Repayment of long-term obligations                   (42)           (31)
                                                     --------       --------
               Net cash provided by
                 financing activities                     300         17,969
                                                     --------       --------
   Increase in Cash and Cash Equivalents                5,576         22,410
   Cash and Cash Equivalents at Beginning of Period    23,504          7,474
                                                     --------       --------
   Cash and Cash Equivalents at End of Period        $ 29,080       $ 29,884
                                                     ========       ========
   The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                            THERMO POWER CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and nine-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the nine-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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

        In December 1995, the Company sold 10,969 shares of Thermo Electron common stock for net proceeds of $362,000, which resulted in a gain of $344,000. Share information for Thermo Electron has been restated to reflect a three-for-two stock split effected in June 1996.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

   Industrial Refrigeration Systems

        The Company's FES division supplies standard and custom-designed industrial refrigeration systems used primarily by the food processing, petrochemical, and pharmaceutical industries. NuTemp, Inc. (NuTemp) is a supplier of both remanufactured and new industrial refrigeration and commercial cooling equipment for sale or rental. NuTemp's industrial refrigeration equipment is used primarily in the food processing, petrochemical, and pharmaceutical industries, and its commercial cooling


                                        7PAGE

                            THERMO POWER CORPORATION
   equipment is used primarily in institutions and commercial buildings, as well as by service contractors. The demand for NuTemp's equipment is typically highest in the summer period.

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

        The Company's ThermoLyte Corporation (ThermoLyte) subsidiary is developing a family of propane-powered area lights, flashlights, emergency lights, and other lighting products.

        The Company's revenues by industry segment are shown in the following table.

                                     Three Months Ended   Nine Months Ended
                                     ------------------- --------------------
                                     June 29,   July 1,   June 29,    July 1,
   (In thousands)                        1996      1995       1996       1995
   --------------------------------------------------------------------------
   Industrial Refrigeration Systems $ 19,916   $ 17,328   $ 52,949  $ 46,769
   Engines                             6,626      6,372     22,183    18,053
   Cooling and Cogeneration Systems    6,402      4,514     15,925    11,737
   Intersegment sales elimination       (515)      (700)    (1,420)   (1,819)
                                    --------   --------   --------  --------
                                    $ 32,429   $ 27,514   $ 89,637  $ 74,740
                                    ========   ========   ========  ========

   Results of Operations

   Third Quarter Fiscal 1996 Compared With Third Quarter Fiscal 1995

        Total revenues increased 18% to $32,429,000 in the third quarter of fiscal 1996 from $27,514,000 in the third quarter of fiscal 1995. Industrial Refrigeration Systems segment revenues increased to $19,916,000 in 1996 from $17,328,000 in 1995. Revenues at FES increased in 1996 primarily due to greater demand for custom-designed industrial

                                        8PAGE

                            THERMO POWER CORPORATION

   Third Quarter Fiscal 1996 Compared With Third Quarter Fiscal 1995
   (continued)

   refrigeration packages. Revenues at NuTemp decreased slightly primarily due to lower temperatures in 1996 compared with 1995, which resulted in lower demand for rental equipment. Engines segment revenues increased to $6,626,000 in 1996 from $6,372,000 in 1995 primarily due to the inclusion of revenues from lift-truck engines, offset in part by a decrease of $784,000 in revenues from marine-engine related products. Cooling and Cogeneration Systems segment revenues increased 42% to $6,402,000 in 1996 from $4,514,000 in 1995 primarily due to an increase in revenues from gas-fueled cooling systems.

        The gross profit margin decreased to 16% in the third quarter of fiscal 1996 from 21% in the third quarter of fiscal 1995. The gross profit margin for the Industrial Refrigeration Systems segment decreased to 18% in 1996 from 24% in 1995 primarily due to lower margins at FES resulting from a change in the sales mix. FES' sales to the petrochemical industry, which have inherently lower margins, increased in 1996 from 1995. To a lesser extent, the gross profit margin declined due to a decrease in revenues at NuTemp and higher depreciation expense as a result of an increase in NuTemp's rental assets. The Company expects a cost increase in one of the major components of its industrial refrigeration packages to adversely affect the gross profit margin beginning in the fourth quarter of fiscal 1996. The gross profit margin for the Engines segment increased to 10% in 1996 from 8% in 1995 primarily due to a reduction in warranty expenses. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 18% in 1996 from 27% in 1995 primarily due to increased revenues from large gas-cooling systems, which have inherently lower margins.

        Selling, general and administrative expenses as a percentage of revenues decreased to 13% in the third quarter of fiscal 1996 from 16% in the third quarter of fiscal 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues decreased to 2% in 1996 from 4% in 1995. An increase in research and development expenses for gas-fueled lighting products was more than offset by a decrease in spending on research and development of natural gas-engine products.

        Interest income decreased to $437,000 in the third quarter of fiscal 1996 from $579,000 in the third quarter of fiscal 1995 due to lower average invested amounts in 1996 compared with 1995. Gain on sale of related party investments in 1995 represents a gain on the sale of the Company's investment in subordinated convertible debentures, which were issued by Thermedics Inc., a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).

        The effective tax rate was 37% in the third quarter of fiscal 1996, compared with 39% in the third quarter of fiscal 1995. These rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate decreased in 1996 from 1995 due to losses benefited at one of the Company's subsidiaries.

                                        9PAGE

                            THERMO POWER CORPORATION

   First Nine Months Fiscal 1996 Compared With First Nine Months Fiscal 1995

        Total revenues increased 20% to $89,637,000 in the first nine months of fiscal 1996 from $74,740,000 in the first nine months of fiscal 1995. Industrial Refrigeration Systems segment revenues increased to $52,949,000 in 1996 from $46,769,000 in 1995. Revenues at FES increased in 1996 primarily due to greater demand for custom-designed industrial refrigeration packages. Revenues at NuTemp increased by $179,000 primarily due to increased demand for remanufactured commercial cooling equipment, offset in part by lower demand for rental equipment resulting from generally lower temperatures in 1996 compared with 1995. Engines segment revenues increased 23% to $22,183,000 in 1996 from $18,053,000 in 1995 primarily due to increased demand for gasoline and natural gas TecoDrive(R) engines and the inclusion of revenues from lift-truck engines, offset in part by a decrease of $2,717,000 in revenues from marine-engine related products. Cooling and Cogeneration Systems segment revenues increased 36% to $15,925,000 in 1996 from $11,737,000 in 1995 primarily due to an increase in revenues from gas-fueled cooling systems. Results for the Cooling and Cogeneration Systems segment in 1995 include a $1,187,000 fee received from one of the Company's distributors of packaged cogeneration systems to satisfy the financial obligations under a minimum purchase contract.

        The gross profit margin decreased to 16% in the first nine months of fiscal 1996 from 22% in the first nine months of fiscal 1995. The gross profit margin for the Industrial Refrigeration Systems segment decreased to 19% in 1996 from 24% in 1995. The decrease is primarily due to a change in the sales mix at FES as discussed in the results of operations for the third quarter. To a lesser extent, the gross profit margin decreased due to lower manufacturing efficiencies at FES and higher warranty expenses at NuTemp in 1996 compared with 1995. The gross profit margin for the Engines segment decreased to 6% in 1996 from 11% in 1995 primarily due to unusually high warranty expenses incurred in the first six months of fiscal 1996 and, to a lesser extent, startup costs associated with the introduction of lift-truck engines. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 23% in 1996 from 30% in 1995 primarily due to the inclusion in 1995 of a fee received from one of the Company's distributors of packaged cogeneration systems discussed above.

        Selling, general and administrative expenses as a percentage of revenues decreased to 14% in the first nine months of fiscal 1996 from 16% in the first nine months of fiscal 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues remained unchanged at 3% in 1996 and 1995. An increase in research and development expenses for gas-fueled lighting products was offset by a decrease in spending on research and development of natural gas-engine products.

        Interest income remained relatively unchanged at $1,311,000 in the first nine months of fiscal 1996, compared with $1,310,000 in the first nine months of fiscal 1995. Interest income earned on the proceeds from ThermoLyte's March 1995 private placement was offset by a decrease in interest income earned on the Company's other investments due to lower

                                       10PAGE

                            THERMO POWER CORPORATION

   First Nine Months Fiscal 1996 Compared With First Nine Months Fiscal 1995 (continued)

   average invested amounts. Gain on sale of investments, net, in 1996 primarily represents a gain of $344,000 relating to the sale of the Company's remaining investment in Thermo Electron common stock and a gain of $125,000 relating to the sale of the Company's remaining investment in 6.5% subordinated convertible debentures, which were issued by Thermo TerraTech Inc., a majority-owned subsidiary of Thermo Electron (Note 2).

        The effective tax rate was 38% in the first nine months of fiscal 1996, compared with 39% in the first nine months of fiscal 1995. These rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate decreased in 1996 from 1995 due to losses benefited at one of the Company's subsidiaries.

   Liquidity and Capital Resources

        Consolidated working capital was $58,019,000 at June 29, 1996, compared with $60,140,000 at September 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $35,145,000 at June 29, 1996, compared with $34,170,000 at September 30,
   1995. Of the $35,145,000 balance at June 29, 1996, $17,439,000 was held by
   ThermoLyte and the remainder was held by the Company and its wholly owned subsidiaries. During the first nine months of fiscal 1996, $3,654,000 of cash was provided by operating activities. During the first quarter of fiscal 1996, the Company acquired the thermoelectric cooling module business of ThermoTrex Corporation (ThermoTrex) for $860,000, which was the net book value of the business acquired. ThermoTrex is a majority-owned subsidiary of Thermo Electron. During the first nine months of 1996, the Company expended $3,277,000 for purchases of rental assets and property, plant and equipment. During the remainder of fiscal 1996, the Company expects to make capital expenditures of approximately $2,000,000, of which approximately $1,700,000 is expected to be used to expand and upgrade the manufacturing facilities at FES. The Company believes its current resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.











                                       11PAGE

                            THERMO POWER CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1996.

                                             THERMO POWER CORPORATION



                                             Paul F. Kelleher
                                             ----------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ----------------------
                                             John N. Hatsopoulos
                                             Chief Financial Office