Form 10-K
period 1996-09-28
THERMO POWER CORP
filed 1996-12-06
CIK 813895

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended September 28, 1996

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 22, 1996, was approximately $39,307,000.

   As of November 22, 1996, the Registrant had 12,486,025 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 21, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I


    Item 1. Business

    (a)  General Development of Business

         Thermo Power Corporation (the Company or the Registrant) develops and commercializes environmentally sound and economically efficient power generation, cooling, lighting, and related products. The Company's business is divided into three segments. The Industrial Refrigeration Systems segment develops, manufactures, markets, and services industrial refrigeration and commercial cooling equipment, and also rents commercial cooling and industrial refrigeration equipment. The Engines segment develops, manufactures, markets, and services gasoline engines for recreational boats, propane and gasoline engines for lift trucks, and natural gas engines for fleet vehicles and industrial applications. The Cooling and Cogeneration Systems segment develops, manufactures, markets, and services natural gas cooling and cogeneration systems, and conducts research and development on applications of thermal energy. Through its 78%-owned ThermoLyte Corporation (ThermoLyte) subsidiary, formed in March 1995, the Company is developing and commercializing a family of gas-powered lighting products, including area lights, flashlights, emergency lights, and other lighting products.

         The ThermoLyte family of lighting products is based on the Company's patented technology for a rigid mantle, the "bulb" in gas lights. This durable mantle allows the Company to design products that are portable and use propane as a power source instead of batteries. Using propane offers several advantages over batteries, including a potentially infinite shelf life, substantially longer operating hours, constant brightness, and no battery disposal.

         ThermoLyte has developed and is now preparing to introduce a propane-powered area light to the marketplace. In preparation for introduction of the area light, ThermoLyte conducted focus groups to gauge consumer reaction to the light's concept, performance, and design. The final design is a decorative, contemporary-style area light suitable for providing an alternative to candles, oil lamps, or battery-powered lights in the home or backyard. Late in calendar 1996, the Company plans to make a limited initial market introduction of its area light through a catalog for employees and shareholders of Thermo Electron Corporation (Thermo Electron) and its subsidiaries. The Company is also engaged in qualifying vendors for manufacturing and consulting specialty catalog buyers.

         During the first quarter of fiscal 1996*, the Company acquired the thermoelectric cooling module business from ThermoTrex Corporation (ThermoTrex), a majority-owned subsidiary of Thermo Electron, for $860,000, which was the net book value of the business acquired. The Company's thermoelectric cooling modules are used to control the


    * References to fiscal 1996, 1995, and 1994 herein are for the fiscal years ended September 28, 1996, September 30, 1995, and October 1, 1994, respectively.
                                        2PAGE
    temperature of laser diodes in fiber-optic telecommunication equipment and biomedical instruments, as well as thermal reference sources (TRSs), which are used for calibrating infrared imaging systems. The Company is also researching other potential applications for this technology.

         The Company was originally incorporated in Massachusetts in June 1985 under the name Tecogen Inc., as a wholly owned subsidiary of Thermo Electron to succeed the business of Thermo Electron's Thermal Products Division. In March 1993, the Company's name was changed to Thermo Power Corporation. As of September 28, 1996, Thermo Electron owned 7,915,306 shares of the Company's common stock, representing 63% of such stock outstanding at that time. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality. During fiscal 1996, Thermo Electron purchased 86,700 shares of the Company's common stock in the open market at a total price of $1,165,000.

    Forward-looking Statements

         Forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. These statements involve a number of risks and uncertainties, including those detailed under the caption "Forward-looking Statements" in the Registrant's Fiscal 1996 Annual Report to Shareholders incorporated herein by reference.

    (b)  Financial Information About Industry Segments

         The Company's business is divided into three segments. The Industrial Refrigeration Systems segment develops, manufactures, markets, and services industrial refrigeration and commercial cooling equipment, and rents commercial cooling and industrial refrigeration equipment. The Engines segment develops, manufactures, markets, and services gasoline engines for recreational boats, propane and gasoline engines for lift trucks, and natural gas engines for fleet vehicles and industrial applications. The Cooling and Cogeneration Systems segment develops, manufactures, markets, and services natural gas cooling and cogeneration systems, conducts research and development on applications of thermal energy, and develops gas-powered lighting products for commercialization.

         Financial information concerning the Company's industry segments is summarized in Note 12 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.




                                        3PAGE

    (c)  Description of Business

         (i)  Principal Products and Services

    Industrial Refrigeration Systems

         Industrial Refrigeration Packages. The Company's FES division designs, engineers, manufactures, and services industrial refrigeration equipment used for cooling, freezing, and cold-storage applications in the food-processing, petrochemical, pharmaceutical, and liquefied-gas storage industries. FES produces complete industrial refrigeration systems, and it also supplies components for use in industrial refrigeration systems produced by others.

         FES equipment for food and beverage customers is primarily standard products, such as screw-compressor packages, liquid-refrigerant pump packages, state-of-the-art control systems, and ASME (American Society of Mechanical Engineers) pressure vessels. A screw-compressor package, which consists of a screw compressor, an electric-drive motor, an oil separator, a control panel, and piping and tubing, constitutes the majority of this equipment. FES also provides screw-compressor packages powered by the Company's natural gas TecoDrive(R) engines. These packages are pre-engineered and are manufactured in quantity. Examples of applications of industrial refrigeration equipment used by food and beverage processors include the freezing, storing, and warehousing of meats, fish, fruits, and vegetables; freezing of fruit juice concentrates; or controlling process temperatures in brewing and wine-making, and soft drink carbonization, where the temperature of water is regulated to absorb a controlled quantity of carbon dioxide. In addition, FES manufactures screw-compressor packages used to cool inlet air for gas turbine generators at utilities.

         FES supplies entire refrigeration packages to petrochemical, pharmaceutical, and related industries for integration into their plants' refrigeration systems. These higher-cost custom packages require significant design engineering and are used in a wide variety of applications, such as chilling brine that cools chemicals used in the production of penicillin. In another application of a custom package, FES units are used to chill and condense toxic effluent gases normally released to flare.

         FES systems have capacities ranging from 10 to 4,500 tons, with evaporating temperatures ranging from +50.F to -100.F. Approximately 65% of FES's sales are of standard units for the food and beverage industry, and approximately 35% are of custom units for the petrochemical and pharmaceutical industries. The average price for a standard food and beverage refrigeration package is approximately $50,000, and a representative price for a custom unit would be approximately $300,000, although prices for these units can exceed $1 million. FES refrigeration packages can be designed for use with any common refrigerant, but approximately 80% of FES's units operate on ammonia. FES's utilization of ammonia, a cost-effective and environmentally safe substance compared with conventional chlorofluorocarbon (CFC)-based refrigerants, places FES in a leadership position to target the reduction of CFC systems. The

                                        4PAGE
    production of CFCs was phased out in January 1996. Ammonia does not harm the ozone layer, costs much less than conventional refrigerants, and is widely available on a global basis.

         In 1994, FES introduced a screw-compressor package powered by a gas engine. Powering refrigeration systems with a gas engine instead of electricity allows FES to offer its customers in areas with high electricity rates a more cost-effective cooling system. Many of these systems incorporate one of the Company's TecoDrive natural gas engines.

         The Company's NuTemp subsidiary serves the industrial refrigeration and commercial cooling markets. NuTemp buys new and surplus refrigeration equipment that it remanufactures for sale or rental. NuTemp serves numerous markets for its industrial refrigeration equipment, including the food-processing, petrochemical, and pharmaceutical industries. NuTemp provides commercial cooling equipment to large institutions, commercial building owners, and service contractors across the country. Ongoing retrofit programs to replace CFC-based equipment continue to provide a temporary rental business for NuTemp. One of NuTemp's key services is responding to emergency cooling situations by providing large-tonnage-capacity refrigeration equipment on short notice.

         In 1996, NuTemp introduced its NT-Series water- and air-cooled industrial cooling systems. NuTemp continues to custom-design industrial refrigeration to meet customers' specific requirements, including capacity, operating-temperature, and control-system needs. NuTemp manufactures custom systems using both new and remanufactured components to provide a cost-effective and timely solution for its customers. Custom systems are offered for rental with an option to buy, providing a unique service in this market.

         Applications for NuTemp's products range from cooling water to +60.F to cooling synthetic fluids to -60.F. The colder fluids are used in industrial process applications, which include chemical-reaction control, environmental testing, VOC (volatile organic compound) recovery, and plastics production.

         Revenues from industrial refrigeration packages were $66,565,000, $55,193,000, and $53,146,000 in fiscal 1996, 1995, and 1994, respectively.

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

                                        5PAGE

    FES's liquid-refrigerant recirculation systems, or "pump packages," are used in a variety of applications such as food freezing and storage, industrial process cooling, and thermal storage systems.

         NuTemp also buys new and surplus commercial cooling equipment which is remanufactured for sale or rental. NuTemp's customers in the commercial cooling industry include institutions, commercial building owners, and service contractors. The commercial cooling industry is currently coming into compliance with the Montreal Protocol which prohibits the production of CFC refrigerants effective January 1996. This retrofit process is creating an increase in the rental market for NuTemp's commercial cooling systems, which operate on alternative refrigerants, while customers install new equipment.

    Engines

         Marine Engines. The Company's Crusader Engines division (Crusader) manufactures, markets, and services inboard marine engines and accessories both to OEM (original equipment manufacturer) boat companies and to a network of 35 distributors who support 400 dealers servicing Crusader's products in the field. Crusader does not customarily manufacture engines for its own inventory, but rather in response to orders from distributors, dealers, and boat manufacturers. Crusader's key customers are OEM manufacturers of "cruiser" class boats generally ranging in size from 25 to 45 feet. The purchase price of boats containing Crusader engines typically is in the $50,000 to $250,000 range. Sales of engines to OEM customers account for approximately 86% of Crusader's unit sales. In fiscal 1996, sales to Crusader's top three OEM customers accounted for approximately 35% of Crusader's unit sales.

         Revenues from marine engines were $18,659,000, $21,536,000, and $18,315,000 in fiscal 1996, 1995, and 1994, respectively.

         TecoDrive Natural Gas Engines for Vehicles. The Company's extensive development work on dedicated compressed natural gas (CNG) engines has resulted in sales of a number of its TecoDrive engines for use in school buses, package-delivery vehicles, and other fleet vehicles. These engines feature substantially lower emissions than currently commercially available gasoline or natural gas engines. In November 1995, the Company's TecoDrive 4300 engine became the first heavy-duty natural gas engine to be certified for Ultra Low-Emission Vehicles (ULEVs) by the U.S. Environmental Protection Agency (EPA). This certification broadens the market for the Company's TecoDrive 4300 engines to include states with the strictest emissions standards.

         The Company has entered into a contract with the U.S. Department of Energy to develop, emission-certify, and build a prototype 5.7-liter TecoDrive engine. The Company expects that the prototype engine will be emission-certified by mid-1997. In addition, the U.S. Postal Service has ordered four of such prototype engines, subject to emission certification, for use in mobile post office units in the New York City vicinity.


                                        6PAGE

         The natural gas vehicle (NGV) market is still in a formative stage. The use of NGVs in the United States results primarily from governmental regulations and incentive programs requiring the use of alternative fuels in certain situations. The Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, as well as numerous state regulations, require the increased use of alternative fuels over a period of time. There can be no assurance that NGVs will be the most popular alternative-fuel vehicles under the various mandates. The Company believes that many NGVs currently in use do not comply with regulations in the United States, the wide majority being equipped with aftermarket gasoline-to-natural-gas conversion kits that do not provide the low emissions offered by the Company's factory-built dedicated engines. Producing a natural gas engine with reduced emissions and adequate power at a cost that is not prohibitive is a key factor in the development of the market.

         TecoDrive Natural Gas Engines for Irrigation and Industrial Applications. The Company manufactures natural gas engines for the irrigation pump engine market. The Company is the first supplier to offer agricultural users extended warranties and total service support similar to that offered to the Company's marine engine, cooling, and cogeneration customers. As a result of the positive response the Company has received from its customers in the irrigation market, the Company has developed TecoDrive engines for other stationary applications, such as powering air and gas compressors. There are now four OEM manufacturers incorporating the Company's TecoDrive engines into their natural gas compressors for NGV refueling. In fiscal 1996, the Company received orders for a total of 90 engines for pipeline gas compressors in Western Canadian gas fields. The Company also provides engines for stationary applications for Climaveneta, a manufacturing firm in Italy, S.A.T. Trading Company in the United Arab Emirates, and Paramo in Columbia. In addition, the Company offers a range of optional equipment that broadens the industrial applications for its engines.

         Propane and Gasoline Engines for Lift Trucks. The Company has embarked on a significant program to engineer and manufacture 2.2-, 3.0-, and 4.3-liter propane and gasoline engines for installation into lift trucks. The Company is also developing 5.7- and 7.4-liter engines for lift trucks. Currently, the Company is shipping approximately 100 engines per month to Clark Materials Handling Company, one of the largest suppliers of lift trucks in the United States. The Company is also shipping approximately 120 3.0-liter engines per month to Toyota Industrial Equipment Manufacturing Inc. (Toyota) for installation into Toyota's lift trucks. In fiscal 1996, the Company received an order from Daewoo for 600 engines, and it is also engineering lift-truck engines for Royal Tractor Company, Taylor Machines Works, Inc., and Hoist Lift-truck MSG., Inc.

    Cooling and Cogeneration Systems

         The Company designs, develops, manufactures, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Many of these products are powered by the Company's dedicated TecoDrive natural gas engines.

                                        7PAGE

         The Company's Tecochill commercial cooling and Tecogen(R) cogeneration products incorporate several proprietary features that are the result of the Company's advances in engine, thermal, and control technologies. One such proprietary feature is the Company's microprocessor-based control module, which automates the operation of such systems and can also include remote control, monitoring, and diagnostic capabilities. The standardized designs of the Company's products also enable rapid installation and startup, facilitate maintenance, and allow competitive delivery time. The Company supports its customers by offering a comprehensive maintenance contract under which the Company assumes responsibility for substantially all maintenance, repairs, and replacement parts.

         The cost savings that result from use of the Company's packaged cooling and cogeneration systems are directly related to the retail price of electricity. In the past few years, electricity prices have declined in many areas and rates remain relatively low on a historical basis in most regions. Given prevailing rate structures, demand for the Company's cooling and cogeneration systems has been less than anticipated.

         Tecochill Cooling Systems. The Company entered the gas-fueled cooling business by introducing its 150-ton gas-fueled cooling unit in 1988. The Company's Tecochill units are powered by the same TecoDrive engine used in the Company's small-scale cogeneration systems. Tecochill products are equipped with microprocessor controls allowing fully automated, unattended operation. Tecochill units can be programmed to run at different speeds to follow variable cooling loads for greater efficiency than conventional electric motor-driven air conditioners that run at a constant speed. These units are self-contained packages that are delivered to customer sites as finished products for standard installation. Tecochill units can be fitted with optional heat-recovery packages yielding hot water. The Company has sold approximately 350 of its Tecochill units to date, which are operating in 26 states and four foreign countries. The Company is currently offering additional gas-fueled air conditioning equipment, ranging in size from 50 to 1,000 tons, for use in multi-unit residential buildings, nursing homes, hospitals, and similar institutions. Although the purchase price of the Company's Tecochill units is approximately 100-200% higher than that of electric motor-driven air conditioners of comparable sizes, lower operating costs associated with the use of Tecochill units generally lead to payback of the incremental capital cost in approximately four years. The average expected useful life of a Tecochill unit is comparable to that of an electric motor-driven air conditioner, typically 15 years.

         Revenues from cooling systems were $9,135,000, $4,956,000, and $3,772,000 in fiscal 1996, 1995, and 1994, respectively.

         Tecogen Cogeneration Systems. In 1983, the Company introduced its first Tecogen packaged cogeneration system, the 60-kilowatt (kW) CM-60 model powered by the Company's TecoDrive engine. Approximately 600 CM-60 and CM-75 units have been installed at approximately 350 sites across the United States. These systems are automated, self-contained cogeneration packages that are delivered as finished units to customer sites. In general, these systems are manufactured to standard designs and are assembled and tested on a production-line basis. The Company's

                                        8PAGE
    cogeneration systems use a single fuel source, natural gas, to simultaneously produce electricity and thermal energy in the form of hot water. By using energy that would otherwise be wasted, the Company's cogeneration systems operate at a cost that can be comparable to the cost of producing hot water alone in conventional systems. The electricity produced is used principally to meet on-site energy requirements and replaces electricity that would otherwise be purchased from a utility.

         Revenues from cogeneration systems were $761,000, $1,594,000, and $873,000 in fiscal 1996, 1995, and 1994, respectively.

         Sponsored Research and Development. The Company conducts research and development supported by outside sponsors. Revenues from sponsored research and development contracts were $5,836,000, $4,917,000, and $5,209,000 in fiscal 1996, 1995, and 1994, respectively. See "Research and Development."

    Regulation

         The demand for most of the Company's products is affected by various federal, state, and local energy and environmental laws and regulations. All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment may have on the Company's sales, business, or operations.

    Industrial Refrigeration Systems

         The Company's ammonia-based refrigeration equipment and alternative-refrigerant commercial cooling systems benefit from the worldwide phaseout of CFC refrigerants. The Montreal Protocol was negotiated in 1987 under the sponsorship of the United Nations Environmental Program (UNEP) to protect the ozone layer. This agreement establishes a process to control substances that could deplete the ozone layer, including CFCs. Regulations have been promulgated by the EPA implementing these protocols in this country through limits on the production and consumption of CFCs and other ozone-depleting substances.

    Engines

         The market for the Company's TecoDrive natural gas engine is influenced by federal legislation that allows states to establish programs encouraging the use of alternative fuels, including natural gas, methanol, and ethanol. More than half of the states have some type of alternative-fuel vehicles commission, legislation, or tax incentives. In addition, many U.S. cities have been classified by the EPA as not meeting acceptable air quality standards. By model year 1998, 50% of heavy-duty vehicles bought for fleets with 10 or more vehicles capable of refueling in these smoggiest cities must be clean-fuel vehicles.

         Under the Clean Air Act Amendments of 1990, the EPA issued regulations that delineate clean fuel requirements and vehicle emissions standards. In September 1994, the EPA published its final rule on certification for propane and natural gas vehicles. In November 1995,

                                        9PAGE
    the Company became the first engine manufacturer to receive EPA certification of a heavy-duty natural gas engine for ULEVs. This certification certifies that a certain vehicle type or engine meets requirements of the most current applicable emissions regulations.

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

    Cooling and Cogeneration Systems

         The passage by Congress of the Public Utility Regulatory Policies Act of 1978 (PURPA), the adoption of regulations thereunder by the Federal Energy Regulatory Commission (FERC), and related state laws and regulations provide incentives for the development of qualifying small-power production and cogeneration systems such as those offered by the Company. PURPA and FERC regulations promulgated thereunder address three issues of importance to users that own or operate cogeneration systems, including those sold by the Company. First, PURPA exempts qualifying users from many federal and state regulations that pertain to electric utilities. Second, PURPA requires electric utilities to allow qualifying cogeneration providers to connect their cogeneration facilities to utilities' electric power systems. This mandatory connection enables users to purchase utility-generated electricity to start their cogeneration systems and assures users of a back-up source of electricity during peak periods of use and when the cogeneration systems are shut down for maintenance and repair. Third, PURPA requires utilities to purchase electricity produced by qualifying cogeneration providers at a price equivalent to utilities' avoided costs.

         Like all electric power-generating and other fossil fuel-burning systems, the Company's cooling and cogeneration products must comply with federal, state, and local environmental laws and regulations. Regulation of systems such as those sold by the Company is conducted primarily at the state and local level, where standards can vary. In particular, applicable environmental standards in California are stricter than comparable federal guidelines. The Company believes that its existing Tecochill and other Tecogen products comply with applicable federal and state environmental standards, including those currently in effect in California, although the Company cannot predict whether its products will comply with all environmental standards promulgated in the future.

         (ii) New Products

         In March 1995, the Company formed its ThermoLyte subsidiary to develop and commercialize a line of gas-powered area lights, flashlights, emergency lights, and other lighting products. ThermoLyte's lighting products are based on the Company's patented technology for a


                                       10PAGE
    rigid mantle, the "bulb" in gas lights. This mantle is more durable than the mantles typically used in gas lighting and therefore, the Company can design its products to be highly portable.

         ThermoLyte has delayed market introduction of its propane-powered flashlight to optimize the product's final design. ThermoLyte has developed and is now preparing to introduce a propane-powered area light to the marketplace. In preparation for introduction of the area light, ThermoLyte conducted focus groups to gauge consumer reaction to the light's concept, performance, and design. The final design is a decorative, contemporary-style area light suitable for providing an alternative to candles, oil lamps, or battery-powered lights in the home or backyard. Late in calendar 1996, the Company plans to make a limited initial market introduction of its area light through a catalog for employees and shareholders of Thermo Electron and its subsidiaries. The Company is also engaged in qualifying vendors for manufacturing and consulting specialty catalog buyers.

         (iii)  Raw Materials

         The Company purchases engine blocks for its marine and certain other engines, as well as engines for certain of its smaller cooling and cogeneration products, from one supplier. It does not have a firm contract with this supplier. The Company generally maintains inventories of engine blocks sufficient to meet its needs for a three-month period. However, the inability of the Company to obtain either engines or engine blocks from this supplier would have a material adverse effect upon the Company's operations.

         (iv)  Patents, Licenses, and Trademarks

         The Company considers its patents and licenses to be important in the present operation of its business. The Company, however, does not consider any one of its patents or related group of patents to be of such importance that its expiration, termination, or invalidity would materially affect the Company's business.

         The Company has research and development arrangements with the natural gas industry and various governmental agencies, and is required to pay royalties for any technologies developed or products commercialized under several of these arrangements.

         (v)  Seasonal Influences

         Crusader's marine engine sales historically have been stronger in the first quarter of each calendar year, when boat builders purchase engines for boats to be sold for the upcoming boating season. Sales of marine engines generally decline gradually during the last three quarters of the calendar year, reaching their lowest levels in the fourth quarter. In addition, the demand for NuTemp's equipment typically has been highest in the summer period. However, cool summer weather can adversely affect NuTemp's business since the Company's cooling systems are used primarily to reduce temperatures below ambient air temperatures. There are no significant seasonal influences in the Company's other lines of business.

                                       11PAGE

         (vi)  Working Capital Requirements

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii)  Dependency on a Single Customer

         No single customer accounted for more than 10% of the Company's total revenues in fiscal 1996. In fiscal 1996, revenues from two customers accounted for 16% and 10% of Engines segment revenues. The loss of one or both of these customers would have a material adverse effect on the Engines segment.

         (viii)  Backlog

         The backlog of firm orders for the Industrial Refrigeration Systems segment was $22.2 million as of September 28, 1996, compared with $17.4 million as of September 30, 1995. The backlog of firm orders for the Engines segment was $1.0 million as of September 28, 1996, compared with $4.2 million as of September 30, 1995. The backlog of firm orders for the Cooling and Cogeneration Systems segment was $4.0 million as of September 28, 1996, compared with $6.0 million as of September 30, 1995. The Company believes that the majority of this backlog will be shipped during fiscal 1997. The Company does not believe that the size of its backlog is necessarily indicative of intermediate- or long-term trends in its business.

         (ix)  Government Contracts

         Not applicable.

         (x)  Competition

         The Company experiences competition in most of its product lines. Additional competition may arise if markets in which the Company is active develop significantly. The Company is aware of several competitors for its product lines, some of whom have financial, marketing, and other resources greater than those of the Company.

    Industrial Refrigeration Systems

         The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. Major industrial refrigeration companies, of which FES is one, account for approximately one-half of worldwide sales, with the balance generated by many smaller companies. The Company believes that FES competes on the basis of its advanced control systems and overall quality, reliability, service, and to a lesser extent, price.


                                       12PAGE

         The worldwide market is characterized by strong local manufacturers. The market leader worldwide as well as in North America is Frick Company and its affiliates, subsidiaries of York International Corporation (York). Though comprehensive surveys on the industrial refrigeration market do not exist, the Company believes it accounts for approximately 20% of the North American market, 2% of the European market, 4% of the Asia-Pacific market, and 1% of the Latin American market.

         The Company believes NuTemp is the world leader in remanufactured refrigeration equipment. As part of its rental program, NuTemp offers an option to buy its equipment, a service that is unique in the industry. NuTemp's largest competitor is Aggreko, a subsidiary of Christian Salverson Company. Aggreko is a major supplier of rental equipment for the industrial refrigeration and commercial cooling markets. The Company believes that NuTemp competes on the basis of price, delivery time, and customized equipment.

    Engines

         Competition in the CNG vehicle and alternative-fuel engine markets is intense, and current or potential competitors in some or all segments of these markets include major automotive and natural gas companies and other companies that have greater financial resources than those of the Company.

         The Company believes it has the second largest share of the inboard marine engine market for cruiser class boats in the United States, with about 25% market share, behind the Mercury division of Brunswick Corporation. Crusader has experienced intense competition in the marine engine business in recent years, primarily from vertical integration of boat and engine manufacturers that has led to the acquisition of former Crusader customers by competing engine manufacturers. The Company believes that Crusader competes on the basis of quality, reliability, service, and pricing.

    Cooling and Cogeneration Systems

         The Company's Tecochill products are subject to competition from absorption air conditioning systems and electric motor-driven vapor compressor systems. Other manufacturers of natural gas-fueled engine-driven cooling systems have also entered the market. The Company believes it competes with producers of conventional cooling equipment on the basis of relative operating costs at times of peak electrical demand, and with other producers of natural gas-fueled cooling systems on the basis of quality, reliability, service, operational savings, and track record.

         In 1995, Enchill by MKW Power Systems, one of the Company's major competitors, ceased operations in the gas-cooling market. Also in 1995, York entered the gas-engine cooling market, in partnership with Caterpillar, and is a major competitor in large-capacity (+400 tons) cooling equipment. However, the Company's most competitive range is in smaller-capacity equipment.

                                       13PAGE

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

         The Company's sponsored programs have been supported principally by the domestic natural gas industry and the federal government. Within the natural gas industry, the Company's principal sponsors have been the Gas Research Institute (GRI) and the Southern California Gas Company, which is the nation's largest gas utility. The Company has also obtained research and development funding from federal and state governments, industrial companies, and from the Electric Power Research Institute. Sponsors of the Company's research and development generally own the rights to technology that is developed under these programs.

         As part of the Company's research and development of combustion technology, ThermoLyte is developing a family of gas-powered lighting products, including area lights, flashlights, emergency lights, and other lighting products. ThermoLyte's lighting products are based on the Company's patented technology for a rigid mantle, the "bulb" in gas lights. By incorporating this durable mantle into its lights, the Company can use propane as a power source instead of batteries.

         The Company is developing a unique thermophotovoltaics (TPV) technology with funding from the U.S. Department of Defense. TPV is a solid-state system that converts a gaseous or liquid fuel such as diesel to electric power without the aid of any moving parts. The goal is to replace conventional diesel engine generators with a more reliable and lightweight system to recharge batteries used in electronic devices. Potential commercial applications for TPV are power generation for recreational, commercial, and military uses, as well as power cells for electronic equipment. However, the development of TPV is in the

                                       14PAGE
    very preliminary stages, and no assurance can be given that the Company will be able to develop a commercially viable TPV product.

         The Company is also continuing to develop additional applications for its thermoelectric cooling modules. Currently, these cooling modules are used to control the temperature of laser diodes in fiber-optic telecommunication equipment and biomedical instruments, as well as TRSs, which are used for calibrating infrared imaging systems.

         During fiscal 1996, 1995, and 1994, the Company spent $3,214,000, $3,065,000, and $1,622,000, respectively, on internally funded research and development, and $4,444,000, $3,548,000, and $4,197,000, respectively, on research and development sponsored by others.

         (xii)  Environmental Protection Regulations

         The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

         (xiii)  Number of Employees

         As of September 28, 1996, the Company employed approximately 550 people. Approximately 39 employees at the Company's Crusader division are represented by a labor union under a three-year collective bargaining agreement expiring on October 15, 1997. The Company has experienced no work stoppages in the past, and considers its relations with employees to be good.

         (xiv)  Marketing

    Industrial Refrigeration Systems

         FES's products are distributed primarily through independent sales representatives who are typically specialists in industrial refrigeration, and they are also sold directly to end users. Approximately 75% of FES's sales are in North America. Of the sales generated in North America, 90% are made by independent sales representatives, 5% by FES sales employees, and 5% through direct orders from existing customers. FES has 12 independent sales offices serving all business regions throughout the United States. All of the independent sales representatives are engineers who have the ability to provide customers with quotes on entire refrigeration plants. The representatives make sales contacts with refrigeration contractors, end users, and consulting engineers. Sales of FES's standard food and beverage packages are generally made to refrigeration contractors who are responsible for installation of the total refrigeration plant at the facility of an end user. Sales of FES's custom systems are generally made directly to end users.

         Export sales accounted for approximately 20% of FES's fiscal 1996 revenues. FES uses a combination of FES employees with demonstrated

                                       15PAGE
    industrial refrigeration expertise and several independent representatives located in various countries, including Thailand, Taiwan, the People's Republic of China, and Russia.

         NuTemp markets its products through direct marketing techniques, including direct mailing, and sends representatives to numerous trade shows each year. NuTemp is also marketing its products through FES sales employees and independent sales representatives. NuTemp's sales are made solely in the United States.

    Engines

         The Company markets its TecoDrive natural gas engines principally through a series of nonexclusive OEM and distributor arrangements. The Company also sells its TecoDrive engines for stationary applications to manufacturers in Europe, South America, and the Middle East, and is actively pursuing the distribution of TecoDrive engines in Canada. The Company has sales representatives who market the Company's engines through an expanded network of distributors. By working through a distributor with comprehensive overhaul, repair, spare parts, field service, and training capabilities, the Company's engine customers in the United States and Canada can receive aftermarket support.

         The Company has marketed TecoDrive engines for irrigation applications through a variety of channels. The engines have been exhibited at a number of agriculture industry trade shows, and they have been featured in advertisements in agricultural trade journals. The Company has organized a network of dealers in large agricultural states, including Arizona, California, Nebraska, Kansas, and Oklahoma, which is independent of the distribution network discussed above, specifically for the distribution of TecoDrive engines for irrigation applications. Southwest Gas Company in Arizona and Southern California Gas Company in California are also supporting the Company's marketing effort for irrigation engines by offering cash rebates to farmers purchasing TecoDrive engines to replace electric motors or diesel engines in pumping service.

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

    (d)  Financial Information about Exports by Domestic Operations

         Financial information about exports by domestic operations is summarized in Note 12 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.

                                       16PAGE

    (e)  Executive Officers of the Registrant

                                Present Title (Year First Became Executive
    Name                   Age  Officer)
    ---------------------  ---  --------------------------------------------
    J. Timothy Corcoran    50  President and Chief Executive Officer (1992)
    John N. Hatsopoulos    62  Vice President and Chief Financial
                               Officer (1988)
    Paul F. Kelleher       54  Chief Accounting Officer (1985)

         Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held these positions for at least five years either with the Company or with its parent company, Thermo Electron. Mr. Corcoran has been Chief Executive Officer of the Company since October 1996, and President since April 1995. From November 1992 to April 1995, Mr. Corcoran was a Vice President of the Company, and has been President of FES since June 1990. Mr. Corcoran is a full-time employee of the Company and Mr. Hatsopoulos and Mr. Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2.  Properties

         The location and general character of the Company's principal properties by industry segment as of September 28, 1996, are as follows:

    Industrial Refrigeration Systems

         The Company owns approximately 157,000 square feet of office and manufacturing space in York, Pennsylvania, subject to a mortgage on the property, and approximately 15,000 square feet of manufacturing space in Humble, Texas. The Company also occupies approximately 164,000 square feet of office and manufacturing space in Chicago, Illinois, under a lease expiring in 2006.

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

                                       17PAGE

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


    Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                    PART II


    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters

         Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6.  Selected Financial Data

         The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8.  Financial Statements and Supplementary Data

         The Registrant's Consolidated Financial Statements and
    Supplementary Data are included in the Registrant's Fiscal 1996 Annual Report to Shareholders and are incorporated herein by reference.


                                       18PAGE

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.


                                    PART III


    Item 10.  Directors and Executive Officers of the Registrant

         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


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

    (a), (d)  Financial Statements and Schedules

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

              List of Financial Statements and Schedules Referenced in this
              Item 14

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

         (b)  Reports on Form 8-K

              None.

         (c)  Exhibits

              See Exhibit Index on the page immediately preceding exhibits.



                                       20PAGE

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 6, 1996                  THERMO POWER CORPORATION


                                            By: J. Timothy Corcoran
                                               --------------------------
                                               J. Timothy Corcoran
                                               President and Chief Executive
                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 6, 1996.


    Signature                         Title
    ---------                         -----
    By:J. Timothy Corcoran            President, Chief Executive Officer
       -----------------------        and Director
       J. Timothy Corcoran

    By:John N. Hatsopoulos            Vice President, Chief Financial
       -----------------------        Officer and Director
       John N. Hatsopoulos

    By:Paul F. Kelleher               Chief Accounting Officer
       -----------------------
       Paul F. Kelleher

    By:Marshall J. Armstrong          Chairman of the Board and Director
       -----------------------
       Marshall J. Armstrong

    By:Peter O. Crisp                 Director
       -----------------------
       Peter O. Crisp

    By:Robert C. Howard               Director
       -----------------------
       Robert C. Howard

    By:Donald E. Noble                Director
       -----------------------
       Donald E. Noble

    By:Paul E. Tsongas                Director
       -----------------------
       Paul E. Tsongas

                                       21PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------



    To the Shareholders and Board of Directors of Thermo Power Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Power Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 1, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 20 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                              Arthur Andersen LLP



    Boston, Massachusetts
    November 1, 1996










                                       22PAGE

   SCHEDULE II


                            THERMO POWER CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)



                             Provision
                  Balance at   Charged        Bad  Accounts           Balance
                   Beginning        to      Debts   Written            at End
   Description       of Year   Expense  Recovered       Off  Other(a) of Year
   --------------------------------------------------------------------------

   Year Ended
    September 28, 1996

   Allowance for
     Doubtful
     Accounts        $  530      $ 191     $  26     $ (158)  $    -   $ 589

   Year Ended
    September 30, 1995

   Allowance for
     Doubtful
     Accounts        $  590      $   3     $  16     $  (79)  $    -   $ 530

   Year Ended
    October 1, 1994

   Allowance for
     Doubtful
     Accounts        $  561      $  (2)    $  83     $ (102)  $   50   $ 590



   (a) Allowance of business acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders.












                                       23PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ---------   -----------------------------------------------------------

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

                                       24PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ---------   -----------------------------------------------------------

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

       10.9 Lease, dated as of January 20, 1988, between Thermo Electron Corporation and Michael I. Gilson, Trustee (subsequently assigned to the Registrant) (filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1992 [File No. 1-10573] and incorporated herein by reference).

       10.10 Agreement, dated October 15, 1991, between Thermo Electron Corporation and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America Local 203 (subsequently assigned to the Registrant) (filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1992 [File No. 1-10573] and incorporated herein by reference).

       10.11 Form of Redemption Rights of ThermoLyte Corporation and related Guarantee of Thermo Electron Corporation (filed as
                Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

       10.12 Guarantee Agreement between ThermoLyte Corporation and Thermo Electron Corporation (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

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


                                       25PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ---------   -----------------------------------------------------------

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

       10.18    ThermoLyte Corporation Equity Incentive Plan (filed as
                Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

       10.19 Thermo Power - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.84 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

                In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation, for services rendered to the Registrant or such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron Corporation for the fiscal year ended December 30, 1995 [File No. 1-8002] and as
                Exhibit 10.19 to Trex Medical Corporation's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-11827] and are incorporated herein by reference.

       10.20    Stock Holding Assistance Plan and Form of Promissory Note.


                                       26PAGE

                                  EXHIBIT INDEX
    Exhibit
    Number      Description of Exhibit
    ---------   -----------------------------------------------------------

       13 Annual Report to Shareholders for the fiscal year ended September 28, 1996 (only those portions incorporated herein by reference).

       21       Subsidiaries of the Registrant.

       23       Consent of Arthur Andersen LLP.

       27       Financial Data Schedule.