Form 10-K/A
period 1996-09-28
THERMO POWER CORP
filed 1997-01-24
CIK 813895

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________
                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K
        (mark one)
          X       Annual Report Pursuant to Section 13 or 15(d) of the
        -----
                  Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996

        ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-10573

                            THERMO POWER CORPORATION
             (Exact name of Registrant as specified in its charter)
                  Massachusetts                     04-2891371

           (State or other jurisdiction         (I.R.S. Employer
          incorporation or organization)       Identification No.)


                 81 Wyman Street                    02254-9046
              Waltham, Massachusetts                (Zip Code)
              (Address of principal

               executive officers)

             Registrant's telephone number, including area code:
                                 (617) 622-1000


          Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
               Title of each class             on which registered
               --------------------            -------------------

           Common Stock, $.01 par value      American Stock Exchange
PAGE

                                                             ATTACHMENT A

        DIRECTORS AND DIRECTOR COMPENSATION

             Set forth below are the names of the persons nominated as Directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its majority owned subsidiary, ThermoLyte Corporation, and of its parent corporation, Thermo Electron, is reported under the caption "Stock Ownership." All of the nominees are currently Directors of the Corporation. Until his death on January 18, 1997, Mr. Paul E. Tsongas also served as a Director of the Corporation.

        Marshall J.           Mr. Armstrong, 61, has been a Director of
        Armstrong             the Corporation since December 1990.  He
                              also served as the Corporation's Chairman from December 1990 to December 1996, its
                              Chief Executive Officer from April 1991 to
                              October 1996, and its President from
                              November 1992 to April 1995. He has been a Vice President of Thermo Electron since
                              1986. He is also a Director of SatCon
                              Technology Corporation and Thermo Sentron
                              Inc.


        J. Timothy Corcoran   Mr. Corcoran, 50, has been a Director of
                              the Corporation since October 1996, when he was also named the Corporation's Chief
                              Executive Officer. He also serves as the Corporation's President, a position he has held since April 1995. From November 1992 to April 1995, Mr. Corcoran was a vice president of the Corporation, and he has been president of the Corporation's FES
                              Division since June 1990.  Mr. Corcoran
                              also serves as the Chairman and Chief
                              Executive Officer of the Corporation's
                              majority owned subsidiary, ThermoLyte
                              Corporation, since December 1996 and
                              February 1995, respectively.
PAGE

        Peter O. Crisp        Mr. Crisp, 64, has been a Director of the
                              Corporation since 1985.   Mr. Crisp has
                              been a General Partner of Venrock
                              Associates, a venture capital investment firm, for more than five years. Mr. Crisp is also a Director of American
                              Superconductor Corporation, Apple
                              Computer, Inc., Evans & Sutherland
                              Computer Corporation, Long Island Lighting
                              Company, Thermedics Inc., Thermo Electron,
                              ThermoTrex Corporation and United States
                              Trust Corporation.


        John N. Hatsopoulos   Mr. Hatsopoulos, 62, has been a Director
                              of the Corporation since 1990 and its Vice
                              President and Chief Financial Officer
                              since 1988. Mr. Hatsopoulos has been the President of Thermo Electron since January
                              1, 1997, and its Chief Financial Officer since 1988. Prior to being named
                              President of Thermo Electron, Mr.
                              Hatsopoulos served as an Executive Vice
                              President, a position he had held  since
                              1986. Mr. Hatsopoulos is also a director of Thermedics Inc., Thermo Ecotek
                              Corporation, Thermo Fibertek Inc., Thermo
                              Instrument Systems Inc., Thermo TerraTech
                              Inc. and ThermoTrex Corporation.

        Robert C. Howard      Mr. Howard, 66, has been a Director of the
                              Corporation since its inception. Mr.
                              Howard has been an Executive Vice
                              President of Thermo Electron from 1986
                              until his retirement in January 1997. He is also a Director of Thermedics Inc., Thermo Cardiosystems Inc., Thermo Ecotek
                              Corporation, ThermoLase Corporation,
                              ThermoTrex Corporation and Trex Medical
                              Corporation.

        Donald E. Noble       Mr. Noble, 82, has been a Director of the
                              Corporation since 1990. For more than 20 years, from 1959 to 1980, Mr. Noble served as the chief executive officer of Rubbermaid Incorporated, first with the title of president and then as Chairman of the Board. Mr. Noble is also a Director of Thermo Electron, Thermo Fibertek Inc.,
                              Thermo Sentron Inc. and Thermo TerraTech
                              Inc.



                                        1
PAGE

        Arvin H. Smith        Mr. Smith, 66, has been a Director of the
                              Corporation since December 1996.  Mr.
                              Smith has been an Executive Vice President of Thermo Electron since 1991 and a senior vice president of that company from 1986 to 1991. He is also the president and the chief executive officer of Thermo
                              Instrument Systems Inc., a majority owned subsidiary of Thermo Electron, positions he has held since 1986. Mr. Smith is also a Director of Thermedics Inc., Thermo
                              BioAnalysis Corporation, Thermo Instrument
                              Systems Inc., Thermo Optek Corporation,
                              ThermoQuest Corporation and ThermoSpectra
                              Corporation.



        Committees of the Board of Directors and Meetings

             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Mr. Noble (Chairman) and Mr. Crisp. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Crisp (Chairman) and Mr. Noble. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met four times, the Audit Committee met twice and the Human Resources Committee met four times during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he served held during the fiscal year, except Mr. J. Hatsopoulos. Mr. Hatsopoulos also serves as the Chief Financial Officer of Thermo Electron and its majority owned subsidiaries, including the Corporation, and his duties require him to travel extensively on company business.

        Compensation of Directors

        Cash Compensation

             Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain
        meetings of committees of the Board of Directors.   Payment of
                                        2
PAGE
        outside Directors' fees is made quarterly. Mr. Armstrong, Mr. J. Hatsopoulos and Mr. Smith are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

             Deferred Compensation Plan for Directors

             Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Amounts so deferred are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 50,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of September 28, 1996, deferred units equal to 22,763.75 shares of Common Stock were accumulated under the Deferred Compensation Plan.

             Directors Stock Option Plan

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

             In addition, under the Directors Plan, outside Directors are automatically granted options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that
                                        3
PAGE
        is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act 1934, as amended (''Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or another Thermo Electron company. In the event of
        Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years.

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























                                        4
PAGE

        STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoLyte Corporation, a majority-owned subsidiary of the Corporation, as of December 28, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and
        (iv) all Directors and current executive officers as a group.

             While certain Directors and executive officers of the Corporation are also Directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.








                                                   Thermo
                                     Thermo Power  Electron     ThermoLyte
        Name (1)                      Corporation   Corporation Corporation
                                     (2)           (3)          (4)


        Thermo Electron Corporation  8,026,606     N/A          N/A
        (5)

        Marshall J. Armstrong        168,540       166,524      2,500

        J. Timothy Corcoran          139,634        63,774          0

        Peter O. Crisp                33,719        98,696    100,000

        John N. Hatsopoulos          40,753        556,768      0

        Robert C. Howard             68,281        194,493      2,500

        Chester G. Janssens          89,324        57,091           0

        Donald E. Noble              20,030        54,453       1,000

        Arvin H. Smith               7,969        513,038           0

        All Directors and current  583,620      1,849,835     106,000
        executive officers as a
        group (10 persons)



        (1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoLyte Corporation beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.

        (2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 8,026,606 shares beneficially owned by Thermo Electron, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Mr. J. Hatsopoulos, Mr. Howard, Mr. Noble and all Directors and executive officers as a group include165,000, 135,500, 6,600, 40,000, 40,000, 81,650, 7,200 and 484,950 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Crisp, Mr. Noble and all Directors and executive officers as a group include 9,026, 5,405 and 14,431 full shares, respectively, that had been allocated through September 28, 1996, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Armstrong include 1,120
             shares held by Mr. Armstrong's spouse.    No Director or
             executive officer beneficially owned more than 1% of the Common Stock outstanding as of December 28, 1996, other than Mr. Armstrong, who beneficially owned 1.3%, and Mr. Corcoran, who beneficially owned 1.1%, of the Common Stock
                                        5
PAGE
             outstanding as of such date; all Directors and executive officers as a group beneficially owned 4.5% of the Common Stock outstanding as of such date.

        (3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected in May 1996. Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Mr. J. Hatsopoulos, Mr. Howard, Mr. Janssens, Mr. Noble, Mr. Smith and all Directors and executive officers as a group include 111,374, 62,174, 9,375, 429,685, 47,361, 26,359, 9,375, 222,411 and 1,015,688
             shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Armstrong, Mr. J. Hatsopoulos, Mr. Howard, Mr. Smith and all Directors and executive officers as a group include 2,496, 1,934, 3,040, 1,717 and 10,511 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's Employee Stock Ownership Plan. Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Mr. Noble and all Directors and executive officers as a group include 44,677, 41,663 and 86,340 full shares, respectively, allocated through September 28, 1996 to their respective accounts maintained pursuant to Thermo Electron's
             deferred compensation plan for directors.   As of December
             28, 1996, no director or executive officer beneficially owned more than 1% of Thermo Electron common stock outstanding as of such date; all directors and executive officers as a group beneficially owned approximately 1.2% of the Thermo Electron common stock outstanding as of December 28, 1996.

        (4) Mr. Crisp is a general and limited parter of Venrock Associates and, therefore, may be deemed to beneficially own the shares owned in the aggregate by entities affiliated with Venrock Associates (100,000 shares). Mr. Crisp disclaims beneficial ownership of the 100,000 shares held in the aggregate by entities affiliated with Venrock Associates, except to the extent of his pecuniary interest therein arising from his general and limited partnership
             interests therein.   No Director or executive officer
             beneficially owned more than 1% of the Common Stock outstanding of ThermoLyte as of December 28, 1996; all Directors and executive officers as a group beneficially owned less than 1% of the outstanding common stock as of such date.

        (5) Thermo Electron owned 64.3% of the Common Stock outstanding as of December 28, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of December 28, 1996, Thermo Electron had the power to elect all of the members of the Corporation's Board of Directors.

                                        6
PAGE

        Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following instances. Thermo Electron, the beneficial owner of more than 10% of the Common Stock, filed its Form 4 for the month of March 1996 eight days late and its Form 4 for the month of September 1996 two and a half months late, reporting the exercises of options to purchase 5,000 shares and 500 shares, respectively, granted by Thermo Electron to employees under its stock option program.

        EXECUTIVE COMPENSATION

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and two other most highly compensated executive officers for the last three fiscal years (the "named executive officers"). No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

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










                                        Summary Compensation Table


                                                         Long Term
                                                        Compensation
                                                         Securities
                                                        Underlying
                                                          Options
             Name and                                     (No. of      All Other
            Principal     Fiscal  Annual Compensation   Shares and   Compensation
             Position      Year           (1)           Company) (2)      (3)
                                   Salary      Bonus

        Marshall J.        1996    $171,000    $78,000   32,000(TLT)       $6,750
        Armstrong (4)
         Former Chief      1995    $163,000   $100,000       --            $7,931
         Executive         1994    $154,500   $126,000         (THP)      $10,557
         Officer                                        125,000

        J. Timothy         1996    $159,010    $52,000   40,000(TLT)       $6,750
        Corcoran (5)
         President and                                      600(TMO)
         Chief Executive                                  2,000(TBA)
         Officer
                                                          2,000(TFG)
                                                          6,000(TOC)
                                                          6,000(TMQ)
                                                          2,000(TSR)
                                                          4,000(TXM)
                           1995    $145,507    $85,000   15,000(THP)       $6,750
                                                         45,600(TMO)

                           1994    $129,000    $75,000   80,500(THP)       $6,643
                                                          5,850(TMO)

        Chester G.         1996    $128,622         $0    3,750(TMO)       $5,551
        Janssens (6)
         Vice President;
         President,                                       3,000(TLT)
         Crusader Engines  1995    $145,125    $15,000   12,000(THP)       $7,365
         Division                                         3,600(TMO)


                           1994    $140,000    $35,000   29,650(THP)       $6,722
                                                          6,187(TMO)




        (1) Annual compensation for executive officers generally is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The salary data presented here has been adjusted to reflect salary paid during the Corporation's fiscal year, while the bonus represents the bonus paid for performance during the
                                        7
PAGE
             calendar year in which the Corporation's fiscal year-end occurred. Bonuses have not yet been determined for calendar 1996; therefore, the bonus amounts shown for fiscal 1996 are estimates.

        (2) Mr. Armstrong has served as a vice president of Thermo Electron since 1986 and has been granted options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation from time to time by Thermo Electron or its other subsidiaries. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation. In addition to receiving options to purchase Common Stock (designated in the table as "THP"), and the Corporation's majority owned subsidiary ThermoLyte Corporation (designated in the table as TLT), the named executive officers have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo
             Electron's stock option program.   Options have been granted
             during the last three fiscal years to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), and Trex Medical Corporation (designated in the table as TXM).

        (3) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

        (4) Mr. Armstrong served as the Corporation's chief executive officer until October 1, 1996. He is also a vice president and full-time employee of Thermo Electron, but during his tenure as the Corporation's Chief Executive Officer he devoted such time to the affairs of the Corporation as the Corporation's needs reasonably required. The annual cash compensation and other total compensation reported in the table for Mr. Armstrong has been determined and paid by Thermo Electron. The Corporation has been allocated a percentage of Mr. Armstrong's annual cash compensation (salary and bonus) for the time he devoted to the affairs of the Corporation, which was reviewed and approved by the Human Resources Committee of the Board of Directors of the Corporation. For fiscal 1996, 1995 and 1994, the Corporation was allocated approximately 35%, 60% and 60%, respectively, of Mr. Armstrong's annual cash compensation.

        (5) Mr. Corcoran was appointed president of the Corporation effective April 1, 1995 and its chief executive officer

                                        8
PAGE
             effective as of October 1, 1996. Prior to April 1995, he served as a vice president of the Corporation.

        (6) On July 1, 1996, Mr. Janssens resigned his responsibilities as a vice president of the Corporation. He continues to be employed on a half-time basis by the Corporation. Mr. Janssens will be paid approximately $75,000 per year under this arrangement.

        Stock Options Granted During Fiscal 1996

             The following table sets forth information concerning individual grants of stock options made by the Corporation and the other Thermo Electron companies during fiscal 1996 to the named executive officers in their capacities as officers of the Corporation. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

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












                                     Option Grants In Fiscal 1996

                             Percent
                             of
                             Total                          Potential
                             Options                        Realizable
                             Granted                        Value at Assumed
               Number of     to                             Annual Rates of
               Securities    Employees    Exercise          Stock Price
               Underlying    in           Price             Appreciation for
               Options       Fiscal       Per      Expira-  Option Term (2)
   Name        Granted(1)    Year         Share    tion
                                                   Date

                                                            5%       10%

   Marshall J. 30,000 (TLT)  9.3%           $10.00   2/9/08  $238,800 $641,400
   Armstrong    2,000 (TLT)  0.6%     (3)   $10.00  3/11/08   $15,920  $42,760

   J. Timothy  40,000 (TLT)  12.4%          $10.00   2/9/08  $318,400 $855,200
   Corcoran       600 (TMO)  0.4%     (3)   $42.79  5/22/99    $4,044   $8,496
                2,000 (TBA)  0.2%     (3)   $10.00  3/11/08   $15,920  $42,760
                2,000 (TFG)  0.4%     (3)   $10.00   2/9/08   $15,920  $42,760
                6,000 (TOC)  0.2%     (3)   $12.00   4/9/08   $57,300 $153,960
                6,000 (TMQ)  0.2%     (3)   $13.00  3/11/08   $62,100 $166,800
                2,000 (TSR)  0.4%     (3)   $14.00  3/11/08   $22,280  $59,880
                4,000 (TXM)  0.2%     (3)   $11.00  3/11/08   $35,000  $94,080
PAGE





   Chester G.   3,000 (TLT)       0.9%(3)   $10.00   2/9/99    $4,740   $9,930
   Janssens     3,750 (TMO)       0.2%(3)   $42.79  5/22/99   $25,275  $53,100


























                                        9
PAGE

        (1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year except options to purchase shares of the Corporation's majority owned subsidiary, ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under
             Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date.
             In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The options to purchase shares of the common stock of ThermoLyte Corporation granted to Mr. Janssens have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's' continued employment through the option period and the date on which the options are exercised.

        (3)  These options were granted under stock option plans
             maintained by Thermo Electron and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its public subsidiaries.
                                       10
PAGE

        Stock Options Exercised During Fiscal 1996 and Fiscal Year-End
        Values

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options of the Thermo Electron companies held at the end of fiscal 1996 by the named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.














         Aggregated Options Exercised in Fiscal 1996 and Fiscal 1996 Year-End Opti


                                                     No. of
                                                   Unexercised
                                                   Options at
                                Shares               Fiscal          Value of
                               Acquired             Year-end        Unexercised
                                  on      Value   (Exercisable/    In-the-Money
        Name         Company   Exercise Realized Unexercisable)       Options
                                                       (1)


   Marshall J.    Thermo Power    --       --    165,000 /0         $50,000 /--
   Armstrong (2)
                  ThermoLyte      --       --          0 /32,000        --/ $0(4)

   J. Timothy     Thermo Power    --             135,500 /0        $100,450 /--
   Corcoran                                --
                  ThermoLyte      --       --          0 /40,000        --/ $0(4)

                  Thermo          --       --     62,174 /0      $1,292,716 /--
                  Electron (3)

                  Thermo          --       --      2,000 /0          $7,750 /--
                  BioAnalysis

                  Thermo          --       --      2,000 /0          $5,250 /--
                  Fibergen

                  Thermo Optek    --       --      6,000 /0         $18,000 /--

                  ThermoQuest     --       --      6,000 /0          $3,000 /--

                  Thermo          --       --      2,000 /0              $0 /--
                  Sentron

                  Trex Medical    --       --      4,000 /0         $37,000 /--


   Chester G.     Thermo Power    --       --     81,650 /0         $18,460 /--
   Janssens
                  ThermoLyte      --       --          0 /3,000         --/ $0(4)

                  Thermo          --       --      4,500 /0         $50,252  /--
                  Ecotek

                  Thermo          --       --      4,500 /0         $45,563 /--
                  Fibertek

                  ThermoTrex      --       --        900 /0         $28,508 /--



        (1) The shares of common stock shown in the table have been adjusted to reflect three-for-two stock splits: effected by Thermo Electron in May 1996, by Thermo Ecotek in October 1996 and by Thermo Fibertek in June 1996. All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except the options to purchase shares of the common stock of the Corporation's majority owned subsidiary, ThermoLyte Corporation, which are not exercisable until the earlier of
             (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For companies whose shares are not publicly traded, the repurchase rights lapse in their
             entirety on the ninth anniversary of the grant date.   For
             publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the
             Corporation or another Thermo Electron company.   The
             options to purchase common stock of ThermoLyte Corporation granted to Mr. Janssens have a three-year term, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

        (2) As an executive officer of Thermo Electron, Mr. Armstrong also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation and ThermoLyte. These options are not reported
                                       11
PAGE
             here as they were granted as compensation for services to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.

        (3) Options to purchase 45,000 shares of the common stock of Thermo Electron granted to Mr. Corcoran are subject the same terms described in footnote (1), except that the repurchase rights of Thermo Electron generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of Thermo Electron shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

        (4) No public market existed for the shares as of December 28, 1996. Accordingly, no value in excess of the exercise price has been attributed to those options.

        Severance Agreements

             In 1988, Thermo Electron entered into severance agreements with several of its key employees, including key employees of the Corporation and other majority-owned subsidiaries. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated, for whatever reason, within one year thereafter. For purposes of the agreement, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the Board of Directors of Thermo Electron, (ii) the failure of the Board of Directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the Board of Directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the Board of Directors of Thermo Electron determines constitutes an effective change of control of Thermo
        Electron.   Each of the recipients of these agreements would
        receive a lump-sum benefit at the time of a qualifying severance (as defined below) equal to the highest total cash compensation paid to the employee by Thermo Electron or the majority-owned subsidiary in any 12-month period during the three years preceding the qualifying severance. A qualifying severance exists
        (i) if the employment of the executive officer is terminated for any reason within one year after a change in control of Thermo Electron or (ii) a group of directors of Thermo Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an election contest or tender or exchange offer for Thermo Electron's common stock has occurred, the directors of Thermo Electron immediately prior to such election contest or tender or exchange offer, and any future directors who are nominated or elected by such directors,
                                       12
PAGE
        determines that any other termination of the executive officer's employment should be treated as a qualifying severance. The benefits to be provided are limited so that the payments would not constitute so-called "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986. Assuming that severance benefits would have been payable under these agreements as of September 28, 1996, Mr. Armstrong would have received approximately $290,000.


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

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range financial planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the
                                       13
PAGE

        Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

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

             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.2% of the Corporation's revenues for these services in calendar 1995. Beginning January 1, 1996, the fee was reduced to 1% of the Corporation's revenues. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $1,262,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement
                                       14
PAGE
        are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

             From time to time, the Corporation may transact business with other companies in the Thermo Group. These transactions included the following. During fiscal 1996, FES International Limited, a subsidiary of Thermo Electron, purchased a total of $104,000 of refrigeration systems from FES, a division of the Corporation.

             As of September 28, 1996, $28,399,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, government and agency securities, money market funds, certificates of deposit and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

             Thermo Electron owned approximately 64.3% of the Corporation's outstanding Common Stock on December 28, 1996. Thermo Electron intends for the foreseeable future to maintain at least 50% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These and any other purchases may be made either on the open market or directly from the Corporation.

             The Corporation leases an office and laboratory facility from Thermo Electron under an agreement expiring in September
                                       15
PAGE

        1997. The rental payments made to Thermo Electron, net of sublease income, during fiscal 1996 were $170,000.

             During fiscal 1996, the Corporation, through its ThermoLyte Corporation subsidiary, acquired the thermoelectric cooling module business of ThermoTrex Corporation, a majority owned subsidiary of Thermo Electron, for $860,000 which was the net book value of the business acquired. Messrs. Crisp, Hatsopoulos and Howard, Directors of the Corporation are also directors of ThermoTrex Corporation.

             The Corporation provides contract administration and other services and data processing services, respectively, to certain companies affiliated with Thermo Electron, which are charged based on actual usage. For these services, the Corporation charged $167,000 in fiscal 1996 to such companies.

        Stock Holding Assistance Plan

             In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. No such loans are currently outstanding under the plan.


        AA970240024