Form 10-Q
period 1996-12-28
THERMO POWER CORP
filed 1997-02-03
CIK 813895

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549

                   ------------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended December 28, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at January 24, 1997
          ----------------------------     -------------------------------
          Common Stock, $.10 par value                12,490,647
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 December 28,   September 28,
   (In thousands)                                        1996            1996
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                       $ 29,664       $ 29,852
     Available-for-sale investments, at
       quoted market value (amortized cost of
       $5,067 and $6,022)                               5,070          6,028
     Accounts receivable, less allowance of
       $589 in fiscal 1997 and 1996                    18,440         18,054
     Unbilled contract costs and fees                   8,264          7,110
     Inventories:
       Raw materials and supplies                      15,281         16,233
       Work in process and finished goods               1,347          2,404
     Prepaid income taxes                               3,312          2,921
     Other current assets                                 284            324
                                                     --------       --------
                                                       81,662         82,926
                                                     --------       --------

   Rental Assets, at Cost                              12,009         12,358
     Less: Accumulated depreciation and
           amortization                                 2,419          2,378
                                                     --------       --------
                                                        9,590          9,980
                                                     --------       --------

   Property, Plant and Equipment, at Cost              18,336         17,580
     Less: Accumulated depreciation and
           amortization                                 8,174          7,813
                                                     --------       --------
                                                       10,162          9,767
                                                     --------       --------
   Long-term Available-for-sale Investments, at
     Quoted Market Value (amortized cost of $210)         184            184
                                                     --------       --------
   Other Assets                                           327            345
                                                     --------       --------
   Cost in Excess of Net Assets of Acquired
     Companies                                          7,415          7,509
                                                     --------       --------
                                                     $109,340       $110,711
                                                     ========       ========

                                        2PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                 December 28,   September 28,
   (In thousands except share amounts)                   1996            1996
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                $ 11,567       $ 14,005
     Accrued payroll and employee benefits              2,689          2,832
     Billings in excess of contract costs and
       fees                                             1,823          1,017
     Customer advances                                  1,285          1,096
     Accrued warranty costs                             2,357          2,323
     Accrued income taxes                                 883            713
     Other accrued expenses                             2,981          2,710
     Due to Thermo Electron Corporation
       and affiliated companies                            84            511
                                                     --------       --------
                                                       23,669         25,207
                                                     --------       --------
   Deferred Income Taxes                                  114             84
                                                     --------       --------
   Long-term Obligations                                  291            305
                                                     --------       --------
   Common Stock of Subsidiary Subject to
     Redemption ($18,450 redemption value)             17,825         17,747
                                                     --------       --------
   Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
       shares authorized; 12,493,371 and
       12,487,149 shares issued                         1,249          1,249
     Capital in excess of par value                    54,519         54,448
     Retained earnings                                 11,711         11,707
     Treasury stock at cost, 2,724 shares                 (23)           (23)
     Net unrealized loss on available-
       for-sale investments                               (15)           (13)
                                                     --------       --------
                                                       67,441         67,368
                                                     --------       --------
                                                     $109,340       $110,711
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                      Three Months Ended
                                                 ----------------------------
                                                 December 28,    December 30,
   (In thousands except per share amounts)               1996            1995
   --------------------------------------------------------------------------
   Revenues                                          $ 28,786       $ 27,452
                                                     --------       --------

   Costs and Operating Expenses:
     Cost of revenues                                  24,533         22,665
     Selling, general and administrative expenses       3,780          3,737
     Research and development expenses                    644            738
                                                     --------       --------
                                                       28,957         27,140
                                                     --------       --------

   Operating Income (Loss)                               (171)           312

   Interest Income                                        451            437
   Interest Expense                                        (5)           (11)
   Gain on Sale of Investments, Net (includes $344
     from sale of related party investments in
     fiscal 1996)                                           -            326
                                                     --------       --------
   Income Before Provision for Income Taxes
     and Minority Interest                                275          1,064
   Provision for Income Taxes                             193            409
   Minority Interest Expense                               78             78
                                                     --------       --------
   Net Income                                        $      4       $    577
                                                     ========       ========
   Earnings per Share                                $      -       $    .05
                                                     ========       ========

   Weighted Average Shares                             12,489         12,444
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                       Three Months Ended
                                                   --------------------------
                                                   December 28,  December 30,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                       $      4      $    577
     Adjustments to reconcile net income to
       net cash used in operating activities:
         Depreciation and amortization                     523           636
         Provision for losses on accounts receivable         -           (55)
         Gain on sale of investments, net                    -          (326)
         Minority interest expense                          78            78
         Other noncash items                               (68)            -
         Changes in current accounts:
           Accounts receivable                            (386)          447
           Inventories and unbilled contract
             costs and fees                                855           607
           Other current assets                           (351)          455
           Accounts payable                             (2,438)       (2,796)
           Other current liabilities                       975           334
                                                      --------      --------
             Net cash used in operating activities        (808)          (43)
                                                      --------      --------

   Investing Activities:
     Proceeds from sale and maturities of available-
       for-sale investments                              1,000             -
     Proceeds from sale of related party
       investments                                           -           362
     Increase in rental assets                            (529)         (521)
     Proceeds from sale of rental assets                   878           206
     Purchases of property, plant and equipment           (786)         (385)
     Issuance of notes receivable                            -          (165)
     Other                                                   -           152
                                                      --------      --------
             Net cash provided by (used in)
               investing activities                        563          (351)
                                                      --------      --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                         71           181
     Repayment of long-term obligations                    (14)          (14)
                                                      --------      --------
             Net cash provided by
               financing activities                         57           167
                                                      --------      --------
   Decrease in Cash and Cash Equivalents                  (188)         (227)
   Cash and Cash Equivalents at Beginning of Period     29,852        23,504
                                                      --------      --------
   Cash and Cash Equivalents at End of Period         $ 29,664      $ 23,277
                                                      ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            THERMO POWER CORPORATION

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at December 28, 1996, the results of operations for the three-month periods ended December 28, 1996 and December 30, 1995, and the cash flows for the three-month periods ended December 28, 1996 and December 30, 1995. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of September 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    Overview

         The Company's business is divided into three segments: Industrial Refrigeration Systems, Engines, and Cooling and Cogeneration Systems. Through the Company's FES division, the Industrial Refrigeration Systems segment supplies standard and custom-designed industrial refrigeration systems used primarily by the food-processing, petrochemical, and pharmaceutical industries. NuTemp, Inc. (NuTemp) is a supplier of both remanufactured and new industrial refrigeration and commercial cooling equipment for sale or rental. NuTemp's industrial refrigeration equipment

                                        6PAGE

                            THERMO POWER CORPORATION
    is used primarily in the food-processing, petrochemical, and pharmaceutical industries, and its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors. The demand for NuTemp's equipment is typically highest in the summer months. Cool summer weather can adversely affect the Company's NuTemp business because the Company's cooling systems are used primarily to reduce temperatures below ambient air temperatures.

         Within the Engines segment, the Company's Crusader Engines division (Crusader) manufactures gasoline engines for recreational boats; propane and gasoline engines for lift trucks; and natural gas engines for vehicular, cooling, pumping, refrigeration, and other industrial applications.

         The Cooling and Cogeneration Systems segment consists of the Company's Tecogen division and the Company's ThermoLyte Corporation (ThermoLyte) subsidiary, formed in March 1995. Tecogen designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured by FES, and the cogeneration systems are manufactured by Crusader. Tecogen also conducts research and development of natural gas-engine technology and on applications of thermal energy. ThermoLyte is developing and commercializing a family of gas-powered lighting products, including area lights, flashlights, emergency lights, and other lighting products.

         The Company's revenues by industry segment are shown in the following table.

                                                      Three Months Ended
                                                 ---------------------------
                                                 December 28,   December 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Industrial Refrigeration Systems                 $ 19,146       $ 17,071
    Engines                                             5,407          7,253
    Cooling and Cogeneration Systems                    4,616          3,610
    Intersegment sales elimination                       (383)          (482)
                                                     --------       --------
                                                     $ 28,786       $ 27,452
                                                     ========       ========

    Results of Operations

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996

         Total revenues increased 5% to $28,786,000 in the first quarter of fiscal 1997 from $27,452,000 in the first quarter of fiscal 1996. Industrial Refrigeration Systems segment revenues increased 12% to $19,146,000 in 1997 from $17,071,000 in 1996, primarily due to greater demand for custom-designed industrial refrigeration packages at FES and, to a lesser extent, increased shipments of remanufactured commercial

                                        7PAGE

                            THERMO POWER CORPORATION

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
    (continued)

    cooling equipment at NuTemp. Engines segment revenues decreased 25% to $5,407,000 in 1997 from $7,253,000 in 1996, primarily due to the inclusion in 1996 of a large shipment of TecoDrive(R) natural gas engines to one customer and, to a lesser extent, a decrease of $425,000 in revenues from marine-engine related products. Revenues from marine-engine related products declined, primarily due to increased competition and a decrease in demand. These trends are expected to continue. Cooling and Cogeneration Systems segment revenues increased 28% to $4,616,000 in 1997 from $3,610,000 in 1996 primarily due to an increase in demand for gas-fueled cooling systems and product services.

         The gross profit margin decreased to 15% in the first quarter of fiscal 1997 from 17% in the first quarter of fiscal 1996. The gross profit margin for the Industrial Refrigeration Systems segment decreased to 18% in 1997 from 21% in 1996 primarily due to lower margins at FES resulting from a change in sales mix and a cost increase in one of the major components of its industrial refrigeration packages. Although the Company expects to phase in a new manufacturer for this component by mid-year 1997, this cost increase is expected to continue to adversely affect the gross profit margin during 1997. In addition, the gross profit margin for the Industrial Refrigeration Systems segment was affected by lower margins at NuTemp resulting from a change in sales mix and lower manufacturing efficiencies. NuTemp's sales of new and remanufactured commercial cooling equipment, which have lower margins than revenues from rental equipment, increased in 1997 from 1996. NuTemp experienced lower manufacturing efficiencies during the first quarter of 1997 due to the initial fabrication of new commercial cooling products. The gross profit margin for the Engines segment decreased to 3% in 1997 from 5% in 1996, primarily due to continued high levels of warranty expense and a reduction in revenues in 1997 compared with 1996. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 18% in 1997 from 24% in 1996, primarily due to increased revenues from gas-fueled cooling systems that have lower margins.

         Selling, general and administrative expenses as a percentage of revenues remained relatively unchanged at 13% in the first quarter of fiscal 1997, compared with 14% in the first quarter of fiscal 1996. Research and development expenses decreased to $644,000 in 1997 from $738,000 in 1996. An increase in research and development expenses for gas-fueled lighting products was more than offset by a decrease in spending on research and development of natural gas-engine products.

         Gain on sale of investments, net, in the first quarter of fiscal 1996 primarily represents a gain relating to the sale of the Company's remaining investment in Thermo Electron Corporation common stock.

         The effective tax rate was 70% in the first quarter of fiscal 1997 and 38% in the first quarter of fiscal 1996. The effective tax rate exceeded the statutory federal income tax rate, primarily due to an increase in the valuation allowance in 1997 for net operating loss carryforwards of the Company's ThermoLyte subsidiary and the impact of state income taxes.
                                        8PAGE

                            THERMO POWER CORPORATION

    Liquidity and Capital Resources

         Consolidated working capital was $57,993,000 at December 28, 1996, compared with $57,719,000 at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $34,734,000 at December 28, 1996, compared with $35,880,000 at September 28, 1996. Of the $34,734,000 balance at December 28, 1996, $16,169,000 was held by ThermoLyte and the remainder was held by the Company and its wholly owned subsidiaries. During the first three months of fiscal 1997, $808,000 of cash was used by operating activities, which included $2,438,000 of cash used to reduce accounts payable. During the first three months of fiscal 1997, the Company expended $1,315,000 for purchases of rental assets and property, plant and equipment and recorded $878,000 in proceeds from the sale of rental assets.

         During the remainder of fiscal 1997, the Company expects to make capital expenditures of approximately $3,500,000. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.












                                        9PAGE

                            THERMO POWER CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of February 1997.

                                              THERMO POWER CORPORATION



                                              Paul F. Kelleher
                                              --------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              --------------------------
                                              John N. Hatsopoulos
                                              Vice President and Chief
                                              Financial Officer



                                        10PAGE

                            THERMO POWER CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
--------------------------------------------------------------------------------

   27      Financial Data Schedule.