Form 10-K/A
period 1996-09-28
THERMO POWER CORP
filed 1997-02-20
CIK 813895

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 2 ON FORM 10-K/A
                                 TO FORM 10-K
(mark one)
 X
___ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-11827

                           THERMO POWER CORPORATION
            (Exact name of Registrant as specified in its charter)

Massachusetts                                                        04-2891371
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                                02554-9046
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (617) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class       Name of Exchange on which registered
         ----------------------------   ------------------------------------
         Common Stock, $.01 par value          American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                               ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1997, was approximately $32,359,110.

As of January 30, 1997, the Registrant had 12,490,647 shares of Common Stock outstanding.

Thermo Power Corporation Amendment No. 2 on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996



DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1996 Annual Report to Shareholders for the year ended September 28, 1996, are incorporated by reference into Parts I and II.

        Part III, Item 10.              Directors and Executive
                                        Officers of the Registrant.
                                        --------------------------

        Part III, Item 11.              Executive Compensation.
                                        ----------------------

        Part III, Item 12.              Security Ownership of Certain
                                        Beneficial Owners and Management.
                                        --------------------------------

        Part III, Item 13.              Certain Relationships and Transactions.
                                        --------------------------------------

        Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                                THERMO POWER CORPORATION


                                                By: /s/ Jonathan W. Painter
                                                   -------------------------
                                                      Jonathan W. Painter
                                                         Treasurer

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

--------------------------------------------------------------------------------
MARSHALL J. ARMSTRONG        Mr. Armstrong, 61, has been a Director of the
                             Corporation since December 1990.  He also served
                             as the Corporation's Chairman from December 1990
                             to December 1996, its  Chief Executive Officer
                             from April 1991 to October 1996, and its President
                             from November 1992 to April 1995.  He has been a
                             Vice President of Thermo Electron since 1986. He
                             is also a Director of SatCon Technology
                             Corporation and Thermo Sentron Inc.
--------------------------------------------------------------------------------
J. TIMOTHY CORCORAN          Mr. Corcoran, 50, has been a Director of the
                             Corporation since October 1996, when he was also
                             named the Corporation's Chief Executive Officer.
                             He also serves as the Corporation's President, a
                             position he has held since April 1995.  From
                             November 1992 to April 1995, Mr. Corcoran was a
                             vice president of the Corporation, and he has been
                             president of the Corporation's FES Division since
                             June 1990.  Mr. Corcoran also serves as the
                             Chairman and Chief Executive Officer of the
                             Corporation's majority owned subsidiary,
                             ThermoLyte Corporation, since December 1996 and
                             February 1995, respectively.
--------------------------------------------------------------------------------
PETER O. CRISP               Mr. Crisp, 64, has been a Director of the
                             Corporation since 1985.   Mr. Crisp has been a
                             General Partner of Venrock Associates, a venture
                             capital investment firm, for more than five years.
                             Mr. Crisp is also a Director of American
                             Superconductor Corporation, Evans & Sutherland
                             Computer Corporation, Long Island Lighting
                             Company, Thermedics Inc., Thermo Electron,
                             ThermoTrex Corporation and United States Trust
                             Corporation.
--------------------------------------------------------------------------------
JOHN N. HATSOPOULOS          Mr. Hatsopoulos, 62, has been a Director of the
                             Corporation since 1990 and its Vice President and
                             Chief Financial Officer since 1988. Mr.
                             Hatsopoulos has been the President of Thermo
                             Electron since January 1, 1997, and its Chief
                             Financial Officer since 1988.  Prior to being
                             named President of Thermo Electron, Mr.
                             Hatsopoulos served as an Executive Vice President,
                             a position he had held  since 1986. Mr.
                             Hatsopoulos is also a director of Thermedics Inc.,
                             Thermo Ecotek Corporation, Thermo Fibergen Inc.,
                             Thermo Fibertek Inc., Thermo Instrument Systems
                             Inc., Thermo TerraTech Inc. and ThermoTrex
                             Corporation.
--------------------------------------------------------------------------------
ROBERT C. HOWARD             Mr. Howard, 66, has been a Director of the
                             Corporation since its inception. Mr. Howard was
                             an Executive Vice President of Thermo Electron
                             from 1986 until his retirement in January 1997. He
                             is currently a consultant to Thermo Electron. He
                             is also a Director of Thermedics Inc., Thermo
                             Cardiosystems Inc.,  ThermoLase Corporation,
                             ThermoTrex Corporation and Trex Medical
                             Corporation.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DONALD E. NOBLE              Mr. Noble, 82, has been a Director of the
                             Corporation since 1990.  For more than 20 years,
                             from 1959 to 1980, Mr. Noble served as the chief
                             executive officer of Rubbermaid Incorporated,
                             first with the title of president and then as
                             Chairman of the Board.  Mr. Noble is also a
                             Director of Thermo Electron, Thermo Fibertek Inc.,
                             Thermo Sentron Inc. and Thermo TerraTech Inc.
--------------------------------------------------------------------------------
ARVIN H. SMITH               Mr. Smith, 66, has been a Director and Chairman of
                             the Board of the Corporation since December 1996.
                             Mr. Smith has been an Executive Vice President of
                             Thermo Electron since 1991 and a senior vice
                             president of that company from 1986 to 1991.  He
                             is also the president and the chief executive
                             officer of Thermo Instrument Systems Inc., a
                             majority owned subsidiary of Thermo Electron,
                             positions he has held since 1986.  Mr. Smith is
                             also a Director of Thermedics Inc., Thermo
                             BioAnalysis Corporation, Thermo Instrument Systems
                             Inc., Thermo Optek Corporation, ThermoQuest
                             Corporation and ThermoSpectra Corporation.
--------------------------------------------------------------------------------

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

COMPENSATION OF DIRECTORS

     CASH COMPENSATION

     Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of
the Board of Directors.   Payment of outside Directors' fees is made quarterly.
Mr. Armstrong, Mr. Corcoran, Mr. J. Hatsopoulos and Mr. Smith are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

     DEFERRED COMPENSATION PLAN FOR DIRECTORS

     Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Amounts so deferred are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 50,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of December 28, 1996,
deferred units equal to 23,898.68 shares of Common Stock were accumulated under the Deferred Compensation Plan.

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

STOCK OWNERSHIP POLICIES FOR DIRECTORS

     During fiscal 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for Directors. The stock holding policy requires each Director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other executive officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.


     In addition, the Committee adopted a policy requiring Directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, Directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.


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

                                            THERMO POWER    Thermo Electron     THERMOLYTE
            NAME (1)                       CORPORATION (2)  Corporation (3)   Corporation (4)
           ---------                       ---------------  ----------------  ---------------
Thermo Electron Corporation (5)..........     8,026,606              N/A              N/A
Marshall J. Armstrong....................       168,540          166,524            2,500
J. Timothy Corcoran......................       139,434           67,460                0
Peter O. Crisp (6).......................        34,161           98,904          100,000
John N. Hatsopoulos......................        40,753          556,768                0
Robert C. Howard.........................        68,281          194,493            2,500
Chester G. Janssens......................        89,324           61,732                0
Donald E. Noble..........................        20,472           54,701            1,000
Arvin H. Smith...........................         7,969          513,038                0
All Directors and current executive
officers as a group (8 persons)..........       494,980        1,796,886          106,000

(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoLyte Corporation beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.


(2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 8,026,606 shares beneficially owned by Thermo Electron, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Mr. J. Hatsopoulos, Mr. Howard, Mr. Janssens, Mr. Noble and all Directors and executive officers as a group include 165,000, 135,500, 6,600, 40,000, 40,000, 81,650, 7,200 and 403,300 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Crisp, Mr. Noble and all Directors and executive officers as a group include 9,468, 5,847 and 15,315 full shares, respectively, that had been allocated through December 28, 1996, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Armstrong include 1,120 shares held by Mr. Armstrong's spouse. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of December 28, 1996, other than Mr. Armstrong, who beneficially owned 1.3%, and Mr. Corcoran, who beneficially owned 1.1%, of the Common Stock outstanding as of such date; all Directors and executive officers as a group beneficially owned 3.8% of the Common Stock outstanding as of such date.

(3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Mr. J. Hatsopoulos, Mr. Howard, Mr. Janssens, Mr. Noble, Mr. Smith and all Directors and executive officers as a group include 111,374, 62,174, 9,375, 429,685, 47,361, 26,359, 9,375, 222,411 and
     989,329 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Armstrong, Mr. J. Hatsopoulos, Mr. Howard, Mr. Smith and all Directors and executive officers as a group include 2,496, 1,934, 3,040, 1,717 and 10,511 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of December 28, 1996, executive officers of Thermo Electron. Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Mr. Noble and all Directors and executive officers as a group include 44,885, 41,911 and 86,796 full shares, respectively, allocated through December 28, 1996 to their respective accounts maintained pursuant to Thermo Electron's deferred compensation plan for directors. As of December 28, 1996, no director or executive officer beneficially owned more than 1% of Thermo Electron common stock outstanding as of such date; all directors and executive officers as a group beneficially owned approximately 1.2% of the Thermo Electron common stock outstanding as of December 28, 1996.


(4) As to Mr. Crisp, represents shares held by entities affiliated with Venrock Associates. Mr. Crisp is a general and limited partner of Venrock Associates and, therefore, may be deemed to beneficially own the shares owned by such entities. Mr. Crisp disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein arising from his general and limited partnership interests in Venrock Associates. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding of ThermoLyte as of December 28, 1996; all Directors and executive officers as a group beneficially owned less than 1% of the outstanding common stock as of such date.


(5) Thermo Electron owned 64.3% of the Common Stock outstanding as of December 28, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of December 28, 1996, Thermo Electron had the power to elect all of the members of the Corporation's Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following instances. Mr. Corcoran amended his Form 5 for fiscal 1996 to report a gift of shares. Thermo Electron filed two Forms 4 late, reporting two transactions.

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


                                                    Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------
                                                                                   LONG TERM
                                                                                 COMPENSATION
                                                   ANNUAL COMPENSATION   -----------------------------
                                                           (1)                    SECURITIES
                                                  ---------------------      UNDERLYING  OPTIONS
           NAME AND PRINCIPAL             FISCAL                             (NO. OF SHARES AND            ALL OTHER
                POSITION                   YEAR     SALARY      BONUS            COMPANY) (2)           COMPENSATION (3)
----------------------------------------  ------  ----------  ---------  -----------------------------  ----------------
Marshall J. Armstrong (4)                   1996    $ 70,162    $27,300             $ 30,000 (TLT)        $ 6,750
 Former Chief Executive Officer
                                            1995    $ 97,800    $60,000                  --               $ 7,931
                                            1994    $ 85,350    $75,600              125,000 (THP)        $10,557
------------------------------------------------------------------------------------------------------------------------
J. Timothy Corcoran (5)                     1996    $159,010    $52,000               40,000  (TLT)       $ 6,750
 President and Chief Executive Officer                                                   600  (TMO)
                                                                                       2,000  (TBA)
                                                                                       2,000  (TFG)
                                                                                       6,000  (TOC)
                                                                                       6,000  (TMQ)
                                                                                       2,000  (TSR)
                                                                                       4,000  (TXM)
                                            1995    $145,507    $85,000               15,000  (THP)       $ 6,750
                                                                                      45,600  (TMO)
                                            1994    $129,000    $75,000               80,500  (THP)       $ 6,643
                                                                                       5,850  (TMO)

-----------------------------------------------------------------------------------------------------------------------
Chester G. Janssens (6)                     1996    $130,373    $     0                3,000  (TLT)       $ 5,551
 Vice President; President,  Crusader
  Engines Division
                                                                                       3,750  (TMO)
                                            1995    $145,125    $15,000               12,000  (THP)       $ 7,365
                                                                                       3,600  (TMO)
                                            1994    $140,000    $35,000               29,650  (THP)       $ 6,722
                                                                                       6,187  (TMO)
-----------------------------------------------------------------------------------------------------------------------

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

(2) Mr. Armstrong has served as a vice president of Thermo Electron since 1986 and has been granted options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation from time to time by Thermo Electron or its other subsidiaries. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation. In addition to receiving options to purchase Common Stock (designated in the table as THP), and the Corporation's majority owned subsidiary ThermoLyte Corporation (designated in the table as TLT), the named executive officers have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), and Trex Medical Corporation (designated in the table as TXM). The shares of common stock of Thermo Electron shown in the table reflect a three-for-two stock split distributed in June 1996 in the form of a 50% stock dividend.

(3) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

(4) Mr. Armstrong served as the Corporation's chief executive officer until October 1, 1996. He is also a vice president and full-time employee of Thermo Electron, but during his tenure as the Corporation's Chief Executive Officer he devoted such time to the affairs of the Corporation as the Corporation's needs reasonably required. The annual cash compensation (salary and bonus) reported in the table for Mr. Armstrong represents the amount allocated and paid by the Corporation for Mr. Armstrong's services as its chief executive officer. For calendar 1996, 1995 and 1994, the Corporation was allocated approximately 35%, 60% and 60%, respectively, of Mr. Armstrong's annual cash compensation.

(5) Mr. Corcoran was appointed president of the Corporation effective April 1, 1995 and its chief executive officer effective as of October 1, 1996. Prior to April 1995, he served as a vice president of the Corporation.

(6) On July 1, 1996, Mr. Janssens resigned his responsibilities as a vice president and executive officer of the Corporation. He continues to be employed on a part-time basis by the Corporation and its parent company, Thermo Electron. Mr. Janssens will be paid approximately $75,000 per year under this arrangement.

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

                          OPTION GRANTS IN FISCAL 1996


                                              PERCENT OF
                                                 TOTAL
                                                OPTIONS                                 POTENTIAL REALIZABLE
                              NUMBER OF       GRANTED TO        EXERCISE                  VALUE AT ASSUMED
                             SECURITIES        EMPLOYEES         PRICE                 ANNUAL RATES OF STOCK
                         UNDERLYING OPTIONS    IN FISCAL          PER     EXPIRATION   PRICE APPRECIATION FOR
         NAME                GRANTED (1)         YEAR            SHARE       DATE         OPTION TERM (2)
-----------------------  -------------------  -----------       --------  ----------  ------------------------
                                                                                            5%          10%
                                                                                         --------    --------
Marshall J. Armstrong        30,000  (TLT)          23.6%         $10.00      2/9/08     $238,800    $641,400
-------------------------------------------------------------------------------------------------------------
J. Timothy Corcoran          40,000  (TLT)          31.5%         $10.00      2/9/08     $318,400    $855,200
                                600  (TMO)          0.04%  (3)    $42.79     5/22/99     $  4,044    $  8,496
                              2,000  (TBA)           0.2%  (3)    $10.00     3/11/08     $ 15,920    $ 42,760
                              2,000  (TFG)           0.4%  (3)    $10.00     9/12/08     $ 15,920    $ 42,760
                              6,000  (TOC)           0.2%  (3)    $12.00      4/9/08     $ 57,300    $153,960
                              6,000  (TMQ)           0.2%  (3)    $13.00     3/11/08     $ 62,100    $166,800
                              2,000  (TSR)           0.4%  (3)    $14.00     3/11/08     $ 22,280    $ 59,880
                              4,000  (TXM)           0.2%  (3)    $11.00     3/11/08     $ 35,000    $ 94,080
-------------------------------------------------------------------------------------------------------------
Chester G. Janssens           3,000  (TLT)           0.9%  (3)    $10.00      2/9/99     $  4,740    $  9,300
                              3,750  (TMO)           0.2%  (3)    $42.79     5/22/99     $ 25,275    $ 53,100
-------------------------------------------------------------------------------------------------------------

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


   AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL 1996 YEAR-END OPTION
                                     VALUES

---------------------------------------------------------------------------------------------------------------
                                                                      NO. OF UNEXERCISED
                                                   SHARES             OPTIONS AT FISCAL        VALUE OF
                                                  ACQUIRED                 YEAR-END          UNEXERCISED
                                                     ON      VALUE      (EXERCISABLE/        IN-THE-MONEY
           NAME                    COMPANY        EXERCISE  REALIZED  UNEXERCISABLE) (1)       OPTIONS
---------------------------  -------------------  --------  --------  ------------------  ------------------
Marshall J.                   Thermo Power             --        --        165,000 /0          $50,000 /--
    Armstrong............     ThermoLyte               --        --              0 /30,000          00 / $0 (4)
---------------------------------------------------------------------------------------------------------------
J. Timothy Corcoran......     Thermo Power             --        --        135,000 /0         $100,450 /--
                              ThermoLyte               --        --              0 /40,000          -- /  $0 (4)
                              Thermo Electron (3)    6,748   $159,644       62,174 /0       $1,292,716 /--
                              Thermo BioAnalysis       --        --          2,000 /0           $7,750 /--
                              Thermo Fibergen          --        --          2,000 /0           $5,250 /--
                              Thermo Optek             --        --          6,000 /0          $18,000 /--
                              ThermoQuest              --        --          6,000 /0           $3,000 /--
                              Thermo Sentron           --        --          2,000 /0               $0 /--
                              Trex Medical             --        --          4,000 /0          $37,000 /--
---------------------------------------------------------------------------------------------------------------
Chester G. Janssens......     Thermo Power             --        --         81,650 /0          $18,460 /--
                              ThermoLyte               --        --              0 /3,000           -- / $0 (4)
                              Thermo Electron        3,037    $81,361       26,359 /0         $559,113 /--
                              Thermo Ecotek            --        --          4,500 /0          $50,252 /--
                              Thermo Fibertek          --        --          4,500 /0          $45,563 /--
                              ThermoTrex               --        --            900 /0          $28,508 /--
---------------------------------------------------------------------------------------------------------------

(1) The shares of common stock shown in the table have been adjusted to reflect three-for-two stock splits, each in the form of a 50% stock dividend, distributed by Thermo Electron in June 1996, by Thermo Ecotek in October 1996 and by Thermo Fibertek in June 1996. All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except the options to purchase shares of the common stock of the Corporation's majority owned subsidiary, ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. For publicly traded companies, the repurchase rights generally lapse ratably over a five-to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. The options to purchase common stock of ThermoLyte Corporation granted to Mr. Janssens have a three-year term, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

(2) As an executive officer of Thermo Electron, Mr. Armstrong also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation and ThermoLyte. These options are not reported here as they were granted as compensation for services to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.

(3) Options to purchase 45,000 shares of the common stock of Thermo Electron granted to Mr. Corcoran are subject to the same terms described in footnote
     (1), except that the repurchase rights of Thermo Electron generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of Thermo Electron shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

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


     As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "S ervices Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.2% of the Corporation's revenues for these services in calendar 1995. Beginning January 1, 1996, the fee was reduced to 1% of the Corporation's revenues. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $1,262,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

     From time to time, the Corporation may transact business with other companies in the Thermo Group. During fiscal 1996 these transactions included the following:


     During fiscal 1996, FES International Limited, a wholly owned subsidiary of Thermo Electron, purchased a total of $104,000 of refrigeration systems from FES, a division of the Corporation.


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


     The Corporation provides contract administration and other services and data processing services to certain companies affiliated with Thermo Electron, which are charged based on actual usage. For these services, the Corporation charged $167,000 in fiscal 1996 to such companies.

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