Form 10-Q
period 1997-03-29
THERMO POWER CORP
filed 1997-05-05
CIK 813895

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at April 25, 1997
          ----------------------------     -----------------------------
          Common Stock, $.10 par value               11,982,447
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,  September 28,
   (In thousands)                                        1997           1996
   -------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                       $ 36,768       $ 29,852
     Available-for-sale investments, at
       quoted market value (amortized cost of
       $6,022 in fiscal 1996)                               -          6,028
     Accounts receivable, less allowance of
       $571 and $589                                   19,194         18,054
     Unbilled contract costs and fees                   7,035          7,110
     Inventories:
       Raw materials and supplies                      14,816         16,233
       Work in process and finished goods               1,678          2,404
     Prepaid income taxes                               3,303          2,921
     Other current assets                                 276            324
                                                     --------       --------
                                                       83,070         82,926
                                                     --------       --------

   Rental Assets, at Cost                              11,984         12,358
     Less: Accumulated depreciation and
           amortization                                 2,660          2,378
                                                     --------       --------
                                                        9,324          9,980
                                                     --------       --------

   Property, Plant, and Equipment, at Cost             19,045         17,580
     Less: Accumulated depreciation and
           amortization                                 8,571          7,813
                                                     --------       --------
                                                       10,474          9,767
                                                     --------       --------
   Long-term Available-for-sale Investments, at
     Quoted Market Value (amortized cost of $210)         315            184
                                                     --------       --------
   Other Assets                                           272            345
                                                     --------       --------
   Cost in Excess of Net Assets of Acquired
     Companies                                          7,365          7,509
                                                     --------       --------
                                                     $110,820       $110,711
                                                     ========       ========

                                        2PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,  September 28,
   (In thousands except share amounts)                   1997           1996
   -------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                $ 14,520       $ 14,005
     Accrued payroll and employee benefits              2,770          2,832
     Accrued warranty costs                             2,551          2,323
     Other accrued expenses                             6,281          5,536
     Due to Thermo Electron Corporation
       and affiliated companies                           537            511
                                                     --------       --------
                                                       26,659         25,207
                                                     --------       --------
   Deferred Income Taxes                                  114             84
                                                     --------       --------
   Long-term Obligations                                  278            305
                                                     --------       --------
   Common Stock of Subsidiary Subject to
     Redemption ($18,450 redemption value)             17,904         17,747
                                                     --------       --------

   Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
       shares authorized; 12,493,371 and
       12,487,149 shares issued                         1,249          1,249
     Capital in excess of par value                    54,519         54,448
     Retained earnings                                 12,086         11,707
     Treasury stock at cost, 314,024 and
       2,724 shares                                    (2,057)           (23)
     Net unrealized gain (loss) on available-
       for-sale investments                                68            (13)
                                                     --------       --------
                                                       65,865         67,368
                                                     --------       --------
                                                     $110,820       $110,711
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                      Three Months Ended
                                                   -------------------------
                                                    March 29,      March 30,
   (In thousands except per share amounts)               1997           1996
   -------------------------------------------------------------------------
   Revenues                                          $ 28,825       $ 29,756
                                                     --------       --------

   Costs and Operating Expenses:
     Cost of revenues                                  23,331         25,095
     Selling, general, and administrative expenses      4,433          4,231
     Research and development expenses                    627            791
                                                     --------       --------
                                                       28,391         30,117
                                                     --------       --------
   Operating Income (Loss)                                434           (361)

   Interest Income                                        472            437
   Interest Expense                                        (4)            (5)
   Gain on Sale of Investments (includes $125
     from sale of related-party investments in
     fiscal 1996)                                           -            125
                                                     --------       --------
   Income Before Provision for Income Taxes
     and Minority Interest                                902            196
   Provision for Income Taxes                             449             75
   Minority Interest Expense                               78             78
                                                     --------       --------
   Net Income                                        $    375       $     43
                                                     ========       ========
   Earnings per Share                                $    .03       $      -
                                                     ========       ========
   Weighted Average Shares                             12,467         12,463
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                    ------------------------
                                                     March 29,     March 30,
   (In thousands except per share amounts)                1997          1996
   -------------------------------------------------------------------------
   Revenues                                           $ 57,611      $ 57,208
                                                      --------      --------

   Costs and Operating Expenses:
     Cost of revenues                                   47,864        47,760
     Selling, general, and administrative expenses       8,213         7,968
     Research and development expenses                   1,271         1,529
                                                      --------      --------
                                                        57,348        57,257
                                                      --------      --------
   Operating Income (Loss)                                 263           (49)

   Interest Income                                         923           874
   Interest Expense                                         (9)          (16)
   Gain on Sale of Investments, Net (includes $469
     from sale of related-party investments in
     fiscal 1996)                                            -           451
                                                      --------      --------
   Income Before Provision for Income Taxes
     and Minority Interest                               1,177         1,260
   Provision for Income Taxes                              642           484
   Minority Interest Expense                               156           156
                                                      --------      --------
   Net Income                                         $    379      $    620
                                                      ========      ========
   Earnings per Share                                 $    .03      $    .05
                                                      ========      ========
   Weighted Average Shares                              12,478        12,453
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.





                                        5PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                    ------------------------
                                                     March 29,     March 30,
   (In thousands)                                         1997          1996
   -------------------------------------------------------------------------
   Operating Activities:
     Net income                                       $    379      $    620
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                   1,257         1,231
         Provision for losses on accounts receivable         9             5
         Gain on sale of investments, net                    -          (451)
         Minority interest expense                         156           156
         Other noncash items                                30             -
         Changes in current accounts:
           Accounts receivable                          (1,149)       (1,470)
           Inventories and unbilled contract
             costs and fees                              2,218         1,235
           Other current assets                           (351)          439
           Accounts payable                                515        (1,681)
           Other current liabilities                       976         1,093
                                                      --------      --------
   Net cash provided by operating activities             4,040         1,177
                                                      --------      --------
   Investing Activities:
     Proceeds from sale and maturities of available-
       for-sale investments                              6,000         4,981
     Proceeds from sale of related-party
       investments                                           -           852
     Increase in rental assets                            (570)       (1,308)
     Proceeds from sale of rental assets                   944           962
     Purchases of property, plant, and equipment        (1,508)         (890)
     Other                                                   -           (17)
                                                      --------      --------
   Net cash provided by investing activities             4,866         4,580
                                                      --------      --------
   Financing Activities:
     Purchase of Company common stock                   (2,034)            -
     Net proceeds from issuance of Company
       common stock                                         71           282
     Repayment of long-term obligations                    (27)          (25)
                                                      --------      --------
   Net cash provided by (used in) financing activities  (1,990)          257
                                                      --------      --------
   Increase in Cash and Cash Equivalents                 6,916         6,014
   Cash and Cash Equivalents at Beginning of Period     29,852        23,504
                                                      --------      --------
   Cash and Cash Equivalents at End of Period         $ 36,768      $ 29,518
                                                      ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                            THERMO POWER CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three- and six-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the six-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

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

                                        7PAGE

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

        The Cooling and Cogeneration Systems segment consists of the Company's Tecogen division and the Company's ThermoLyte Corporation (ThermoLyte) subsidiary, formed in March 1995. Tecogen designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured by FES, and the cogeneration systems are manufactured by Crusader. Tecogen also conducts research and development of natural gas-engine technology and on applications of thermal energy. ThermoLyte is developing and commercializing a family of gas-powered lighting products.

        The Company's revenues by industry segment are shown in the following table:

                                 Three Months Ended      Six Months Ended
                                --------------------   --------------------
                                March 29,  March 30,    March 29, March 30,
    (In thousands)                   1997       1996         1997      1996
    -----------------------------------------------------------------------
    Industrial Refrigeration
      Systems                     $15,639    $15,962      $34,785   $33,033
    Engines                         7,916      8,304       13,323    15,557
    Cooling and Cogeneration
      Systems                       5,948      5,913       10,564     9,523
    Intersegment sales
      elimination                    (678)      (423)      (1,061)     (905)
                                  -------    -------      -------   -------
                                  $28,825    $29,756      $57,611   $57,208
                                  =======    =======      =======   =======


                                        8PAGE

                            THERMO POWER CORPORATION

    Results of Operations

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996

        Total revenues were $28,825,000 in the second quarter of fiscal 1997 and $29,756,000 in the second quarter of fiscal 1996. Industrial Refrigeration Systems segment revenues decreased to $15,639,000 in 1997 from $15,962,000 in 1996, primarily due to lower demand for rental equipment and decreased shipments of remanufactured commercial cooling equipment at NuTemp. Engines segment revenues decreased 5% to $7,916,000 in 1997 from $8,304,000 in 1996, primarily due to the inclusion in 1996 of a large shipment of TecoDrive(R) natural gas engines to one customer, offset in part by an increase in lift truck engine sales. Cooling and Cogeneration Systems segment revenues were relatively unchanged at $5,948,000 in 1997, compared with $5,913,000 in 1996. Increased revenues from gas-fueled cooling systems and product services were offset in part by decreased revenues from sponsored research and development and the inclusion of a large shipment of thermoelectric devices in 1996. The decrease in sponsored research and development resulted from a reduction in funding. The Company expects that revenues from sponsored research and development will continue to decrease as compared with revenues recorded in fiscal 1996.

        The gross profit margin increased to 19% in the second quarter of fiscal 1997 from 16% in the second quarter of fiscal 1996. The gross profit margin for the Industrial Refrigeration Systems segment increased to 21% in 1997 from 17% in 1996, primarily due to higher margins at FES resulting from lower warranty expenses and manufacturing efficiencies, and higher margins at NuTemp due to the inclusion in 1996 of lower-margin revenues from two large contracts. The Company experienced a cost increase in one of the major components of its industrial refrigeration packages in fiscal 1996, for which the Company has identified an additional supplier at a lower cost. Margins within this segment were favorably affected by the resulting lower costs for this component in the second quarter of fiscal 1997. The gross profit margin for the Engines segment increased to 10% in 1997 from 3% in 1996, primarily due to a reduction in warranty expenses and to lower overhead expenses resulting from the consolidation of two manufacturing facilities at Crusader. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 20% in 1997 from 28% in 1996, primarily due to a decrease in revenues from thermoelectric devices that have relatively higher margins and from the shipment in 1996 of two packaged cogeneration systems with substantially higher margins.

        Selling, general, and administrative expenses as a percentage of revenues increased to 15% in the second quarter of fiscal 1997 from 14% in the second quarter of fiscal 1996 principally due to higher sales commissions at FES. Research and development expenses decreased to $627,000 in 1997 from $791,000 in 1996, primarily due to a decrease in spending on natural gas-engine products and gas-powered lighting products, primarily due to the completion of development efforts for these products.

                                       9PAGE

                            THERMO POWER CORPORATION

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

        Gain on sale of investments in the second quarter of fiscal 1996 represents a gain relating to the sale of the Company's remaining investment in 6.5% subordinated convertible debentures issued by Thermo TerraTech Inc., a majority-owned subsidiary of Thermo Electron Corporation.
        The effective tax rate was 50% in the second quarter of fiscal 1997 and 38% in the second quarter of fiscal 1996. The effective tax rate exceeded the statutory federal income tax rate, primarily due to an increase in 1997 in the valuation allowance for net operating loss carryforwards and other tax assets of the Company's ThermoLyte subsidiary, and the impact of state income taxes in fiscal 1997 and 1996.

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996

        Total revenues were $57,611,000 in the first six months of fiscal 1997 and $57,208,000 in the first six months of fiscal 1996. Industrial Refrigeration Systems segment revenues increased 5% to $34,785,000 in 1997 from $33,033,000 in 1996, primarily due to greater demand for custom-designed industrial refrigeration packages and product services at FES. Engines segment revenues decreased 14% to $13,323,000 in 1997 from $15,557,000 in 1996, primarily due to the inclusion in 1996 of a large shipment of TecoDrive(R) natural gas engines to one customer and a decrease in marine-engine related products, offset in part by an increase in lift-truck engine sales. Revenues from marine-engine related products declined primarily due to increased competition and a decrease in demand. These trends are expected to continue. Cooling and Cogeneration Systems segment revenues increased 11% to $10,564,000 in 1997 from $9,523,000 in 1996. Increased revenues from gas-fueled cooling systems and product services were offset in part by decreased revenues from sponsored research and development, packaged cogeneration systems, and thermoelectric devices.

        The gross profit margin was unchanged at 17% in the first six months of fiscal 1997 and 1996. The gross profit margin for the Industrial Refrigeration Systems segment was unchanged at 19% in 1997 and 1996. Improved margins at FES resulting from lower warranty expenses and improved manufacturing efficiencies were offset by lower margins at NuTemp resulting primarily from a decrease in rental revenues. The gross profit margin for the Engines segment increased to 7% in 1997 from 4% in 1996, primarily due to a reduction in warranty expenses and to lower overhead expenses resulting from the consolidation of two manufacturing facilities at Crusader. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 20% in 1997 from 27% in 1996, primarily due to the reasons discussed in the results of operations for the second quarter.
        Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 14% in the first six months of fiscal 1997 and 1996. Research and development expenses decreased to $1,271,000 in 1997 from $1,529,000 in 1996. An increase in spending on gas-powered lighting products was more than offset by a decrease in spending on natural gas-engine products.
                                       10PAGE

                            THERMO POWER CORPORATION

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996 (continued)

        Net gain on sale of investments in the first six months of fiscal 1996 primarily represents a gain of $344,000 relating to the sale of the Company's remaining investment in Thermo Electron common stock and a gain of $125,000 relating to the sale of the Company's remaining investment in 6.5% subordinated convertible debentures issued by Thermo TerraTech Inc., a majority-owned subsidiary of Thermo Electron.

        The effective tax rate was 55% in the first six months of fiscal 1997 and 38% in the first six months of fiscal 1996. The effective tax rate exceeded the statutory federal income tax rate for the reasons discussed in the results of operations for the second quarter.

    Liquidity and Capital Resources

        Consolidated working capital was $56,411,000 at March 29, 1997, compared with $57,719,000 at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $36,768,000 at March 29, 1997, compared with $35,880,000 at September 28,
    1996. Of the $36,768,000 balance at March 29, 1997, $15,912,000 was held by ThermoLyte and the remainder was held by the Company and its wholly owned subsidiaries.

        During the first six months of fiscal 1997, $4,040,000 of cash was provided by operating activities. Cash provided by operating results was increased by a reduction in inventories of $2,143,000, primarily due to reduced stock levels resulting from a reduction in lead time by a supplier, offset in part by an increase in accounts receivable of $1,149,000, resulting principally from the timing of cash collections.

        During the first six months of fiscal 1997, the Company's primary investing activities, excluding sale and maturities of available-for-sale investments, included capital expenditures and the sale of rental assets. During the first six months of fiscal 1997, the Company expended $2,078,000 for purchases of rental assets and property, plant, and equipment and recorded $944,000 in proceeds from the sale of rental assets.

        The Company's financing activities used $1,990,000 of cash in the first six months of fiscal 1997, primarily due to $2,034,000 of cash expended for the purchase of Company common stock. The Company's Board of Directors has authorized the repurchase, through March 17, 1998, of up to $5,000,000 of its own securities. Any such purchases would be funded from working capital. Through March 29, 1997, the Company has expended $2,034,000 under this authorization.

        During the remainder of fiscal 1997, the Company expects to make capital expenditures of approximately $2,000,000. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

                                       11PAGE

                            THERMO POWER CORPORATION

    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On March 21, 1997, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 1998. The directors reelected at the meeting were: Marshall
    J. Armstrong, J. Timothy Corcoran, Peter O. Crisp, John N. Hatsopoulos, Robert C. Howard, Donald E. Noble, and Arvin H. Smith. Mr. Armstrong and Mr. Crisp each received 11,572,357 shares voted in favor of his election and 52,259 shares voted against; Mr. Corcoran received 11,573,557 shares voted in favor of his election and 51,059 shares voted against; and Mr. Hatsopoulos, Mr. Howard, Mr. Noble, and Mr. Smith each received 11,572,657 shares voted in favor of his election and 51,959 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to extend the term of the Company's employees' stock purchase program to November 2, 2006, as follows: 11,568,996 shares voted in favor, 37,785 shares voted against, and 17,835 shares abstained. No broker nonvotes were recorded on the proposal.













                                       12PAGE

                            THERMO POWER CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1997.

                                              THERMO POWER CORPORATION



                                              Paul F. Kelleher
                                              ----------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              ----------------------
                                              John N. Hatsopoulos
                                              Vice President and Chief
                                                Financial Officer






                                       13PAGE

                            THERMO POWER CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

           27    Financial Data Schedule.