Form 10-Q
period 1997-06-28
THERMO POWER CORP
filed 1997-07-31
CIK 813895

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at July 25, 1997
          ----------------------------     ----------------------------
          Common Stock, $.10 par value              11,915,247
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,  September 28,
   (In thousands)                                        1997           1996
   -------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                       $ 25,129       $ 29,852
     Available-for-sale investments, at quoted
       market value (amortized cost of $9,142 and
       $6,022)                                          9,168          6,028
     Accounts receivable, less allowance of $679
       and $589                                        18,810         18,054
     Unbilled contract costs and fees                   7,397          7,110
     Inventories:
       Raw materials and supplies                      18,862         16,233
       Work in process and finished goods               2,768          2,404
     Prepaid income taxes                               3,319          2,921
     Other current assets                                 216            324
                                                     --------       --------
                                                       85,669         82,926
                                                     --------       --------

   Rental Assets, at Cost                              13,449         12,358
     Less: Accumulated depreciation and
           amortization                                 3,114          2,378
                                                     --------       --------
                                                       10,335          9,980
                                                     --------       --------

   Property, Plant, and Equipment, at Cost             19,284         17,580
     Less: Accumulated depreciation and
           amortization                                 8,756          7,813
                                                     --------       --------
                                                       10,528          9,767
                                                     --------       --------

   Long-term Available-for-sale Investments, at
     Quoted Market Value (amortized cost of $1,095
     and $210; Note 2)                                  1,049            184
                                                     --------       --------
   Other Assets                                           222            345
                                                     --------       --------
   Cost in Excess of Net Assets of Acquired
     Companies                                          7,316          7,509
                                                     --------       --------
                                                     $115,119       $110,711
                                                     ========       ========
                                        2PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,  September 28,
   (In thousands except share amounts)                   1997           1996
   -------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                $ 17,579       $ 14,005
     Accrued payroll and employee benefits              3,154          2,832
     Accrued income taxes                               2,057            713
     Accrued warranty costs                             2,971          2,323
     Other accrued expenses                             5,576          4,823
     Due to Thermo Electron Corporation and
       affiliated companies                               458            511
                                                     --------       --------
                                                       31,795         25,207
                                                     --------       --------
   Deferred Income Taxes                                  114             84
                                                     --------       --------
   Long-term Obligations                                  263            305
                                                     --------       --------
   Common Stock of Subsidiary Subject to
     Redemption ($18,450 redemption value)             17,982         17,747
                                                     --------       --------

   Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
       shares authorized; 12,493,371 and
       12,487,149 shares issued                         1,249          1,249
     Capital in excess of par value                    54,519         54,448
     Retained earnings                                 12,802         11,707
     Treasury stock at cost, 570,324 and
       2,724 shares                                    (3,592)           (23)
     Net unrealized loss on available-for-sale
       investments                                        (13)           (13)
                                                     --------       --------
                                                       64,965         67,368
                                                     --------       --------
                                                     $115,119       $110,711
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        3PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                       Three Months Ended
                                                    ------------------------
                                                     June 28,       June 29,
   (In thousands except per share amounts)               1997           1996
   -------------------------------------------------------------------------
   Revenues                                          $ 33,839       $ 32,429
                                                     --------       --------

   Costs and Operating Expenses:
     Cost of revenues                                  27,894         27,106
     Selling, general, and administrative expenses      4,519          4,202
     Research and development expenses                    507            721
                                                     --------       --------
                                                       32,920         32,029
                                                     --------       --------

   Operating Income                                       919            400

   Interest Income                                        466            437
   Interest Expense                                        (5)            (5)
   Gain on Sale of Investments (includes $53
     from sale of related-party investments in
     fiscal 1997; Note 2)                                  53              -
                                                     --------       --------
   Income Before Provision for Income Taxes and
     Minority Interest                                  1,433            832
   Provision for Income Taxes                             639            306
   Minority Interest Expense                               78             78
                                                     --------       --------
   Net Income                                        $    716       $    448
                                                     ========       ========
   Earnings per Share                                $    .06       $    .04
                                                     ========       ========
   Weighted Average Shares                             11,977         12,477
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Nine Months Ended
                                                       ---------------------
                                                      June 28,      June 29,
   (In thousands except per share amounts)                1997          1996
   -------------------------------------------------------------------------
   Revenues                                           $ 91,450      $ 89,637
                                                      --------      --------

   Costs and Operating Expenses:
     Cost of revenues                                   75,758        74,866
     Selling, general, and administrative expenses      12,732        12,170
     Research and development expenses                   1,778         2,250
                                                      --------      --------
                                                        90,268        89,286
                                                      --------      --------

   Operating Income                                      1,182           351

   Interest Income                                       1,389         1,311
   Interest Expense                                        (14)          (21)
   Gain on Sale of Investments, Net (includes
     $53 and $469 from sale of related-party
     investments; Note 2)                                   53           451
                                                      --------      --------
   Income Before Provision for Income Taxes and
     Minority Interest                                   2,610         2,092
   Provision for Income Taxes                            1,281           790
   Minority Interest Expense                               234           234
                                                      --------      --------
   Net Income                                         $  1,095      $  1,068
                                                      ========      ========
   Earnings per Share                                 $    .09      $    .09
                                                      ========      ========
   Weighted Average Shares                              12,311        12,461
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.






                                        5PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
   (In thousands)                                         1997          1996
   -------------------------------------------------------------------------
   Operating Activities:
     Net income                                       $  1,095      $  1,068
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                   2,223         1,965
         Provision for losses on accounts receivable       157             5
         Gain on sale of investments, net                  (53)         (451)
         Minority interest expense                         234           234
         Other noncash items                              (132)            -
         Changes in current accounts:
           Accounts receivable                            (913)         (811)
           Inventories and unbilled contract
             costs and fees                             (3,280)         (988)
           Other current assets                           (283)          404
           Accounts payable                              3,574         1,278
           Other current liabilities                     3,081           950
                                                      --------      --------
   Net cash provided by operating activities             5,703         3,654
                                                      --------      --------
   Investing Activities:
     Purchases of available-for-sale investments       (10,095)       (5,000)
     Proceeds from sale and maturities of available-
       for-sale investments                              6,000         8,982
     Proceeds from sale of related-party
       investments (Note 2)                                263           852
     Increase in rental assets                          (2,304)       (3,499)
     Proceeds from sale of rental assets                 1,213         1,370
     Purchases of property, plant, and equipment        (1,973)       (1,148)
     Issuance of notes receivable                            -          (292)
     Other                                                  10           357
                                                      --------      --------
   Net cash provided by (used in) investing
     activities                                         (6,886)        1,622
                                                      --------      --------
   Financing Activities:
     Purchase of Company common stock                   (3,569)            -
     Net proceeds from issuance of Company
       common stock                                         71           342
     Repayment of long-term obligations                    (42)          (42)
                                                      --------      --------
   Net cash provided by (used in) financing activities  (3,540)          300
                                                      --------      --------
   Increase (Decrease) in Cash and Cash Equivalents     (4,723)        5,576
   Cash and Cash Equivalents at Beginning of Period     29,852        23,504
                                                      --------      --------
   Cash and Cash Equivalents at End of Period         $ 25,129      $ 29,080
                                                      ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                            THERMO POWER CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and nine-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the nine-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Related-party Transaction

        In May 1997, the Company sold 420,000 shares of common stock of The Randers Group Incorporated to Thermo TerraTech Inc., an affiliate of the Company, for proceeds of $262,500, resulting in a gain of $53,000.


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

    Overview

        The Company's business is divided into three segments: Industrial Refrigeration Systems, Engines, and Cooling and Cogeneration Systems. Through the Company's FES division, the Industrial Refrigeration Systems segment supplies standard and custom-designed industrial refrigeration

                                        7PAGE

                            THERMO POWER CORPORATION
    systems used primarily by the food-processing, petrochemical, and pharmaceutical industries. NuTemp, Inc. (NuTemp) is a supplier of both remanufactured and new industrial refrigeration and commercial cooling equipment for sale or rental. NuTemp's industrial refrigeration equipment is used primarily in the food-processing, petrochemical, and pharmaceutical industries, and its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors. The demand for NuTemp's equipment is typically highest in the summer months and can be adversely affected by cool summer weather.

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

        The Company's revenues by industry segment are shown in the following table:

                                  Three Months Ended      Nine Months Ended
                                 --------------------    -------------------
                                 June 28,    June 29,    June 28,  June 29,
    (In thousands)                   1997        1996        1997      1996
    ------------------------------------------------------------------------
    Industrial Refrigeration
      Systems                     $21,297     $19,916     $56,082   $52,949
    Engines                         9,294       6,626      22,617    22,183
    Cooling and Cogeneration
      Systems                       3,716       6,402      14,280    15,925
    Intersegment sales
      elimination                    (468)       (515)     (1,529)   (1,420)
                                  -------     -------     -------   -------
                                  $33,839     $32,429     $91,450   $89,637
                                  =======     =======     =======   =======




                                        8PAGE

                            THERMO POWER CORPORATION

    Results of Operations

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996

        Total revenues were $33,839,000 in the third quarter of fiscal 1997 and $32,429,000 in the third quarter of fiscal 1996. Industrial Refrigeration Systems segment revenues increased to $21,297,000 in 1997 from $19,916,000 in 1996, primarily due to greater demand for custom-designed industrial refrigeration packages and product services at FES, as well as increased shipments of remanufactured commercial cooling equipment and increased demand for rental equipment at NuTemp. Engines segment revenues increased to $9,294,000 in 1997 from $6,626,000 in 1996, primarily due to the inclusion in 1997 of a large shipment of TecoDrive(R) natural gas engines to one customer and, to a lesser extent, an increase in lift-truck engine sales, offset in part by a decrease in sales of marine-engine related products. Revenues from marine-engine related products declined $161,000 primarily due to a decrease in demand. Cooling and Cogeneration Systems segment revenues decreased to $3,716,000 in 1997 from $6,402,000 in 1996, primarily due to decreased revenues from large-capacity gas-fueled cooling systems resulting from fewer incentive programs offered by gas companies for buyers of these systems, which is expected to continue. In addition, the Company had a decrease in revenues from sponsored research and development as a result of a continuing reduction in contract funding, relative to the prior year's level.

        The gross profit margin increased to 18% in the third quarter of fiscal 1997 from 16% in the third quarter of fiscal 1996. The gross profit margin for the Industrial Refrigeration Systems segment increased to 20% in 1997 from 18% in 1996, primarily due to higher margins at FES, resulting from lower warranty expenses, manufacturing efficiencies, and a decrease in the cost of a major component, and higher margins at NuTemp resulting from increased revenues. FES experienced a cost increase in the major component in fiscal 1996, for which the Company has begun receiving deliveries from an additional supplier at a lower cost. The gross profit margin for the Engines segment was unchanged at 10% in 1997 and 1996. The gross profit margin for the Cooling and Cogeneration Systems segment increased to 21% in 1997 from 18% in 1996, primarily due to an increase in higher-margin service revenues and, to a lesser extent, decreased shipments in 1997 of large-capacity gas-fueled cooling systems, which have lower margins.

        Selling, general, and administrative expenses as a percentage of revenues was unchanged at 13% in the third quarter of fiscal 1997 and 1996. Research and development expenses decreased to $507,000 in 1997 from $721,000 in 1996, primarily due to a decrease in spending on natural gas-engine products and gas-powered lighting products, primarily due to the completion of the current phase of development efforts for these products.

        The effective tax rate was 45% in the third quarter of fiscal 1997 and 37% in the third quarter of fiscal 1996. The effective tax rate exceeded the statutory federal income tax rate primarily due to an increase in the valuation allowance for net operating loss carryforwards and other tax assets of the Company's ThermoLyte subsidiary in 1997, and the impact of state income taxes in 1997 and 1996.

                                        9PAGE

                            THERMO POWER CORPORATION

    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996

        Total revenues were $91,450,000 in the first nine months of fiscal 1997 and $89,637,000 in the first nine months of fiscal 1996. Industrial Refrigeration Systems segment revenues increased to $56,082,000 in 1997 from $52,949,000 in 1996, primarily due to greater demand for custom-designed industrial refrigeration packages and product services at FES and, to a lesser extent, increased demand for rental equipment at NuTemp. Engines segment revenues increased to $22,617,000 in 1997 from $22,183,000 in 1996, primarily due to an increase in lift-truck engine sales, offset in part by a decrease in sales of marine-engine related products and TecoDrive natural gas engines. Cooling and Cogeneration Systems segment revenues were $14,280,000 in 1997, compared with $15,925,000 in 1996. Decreased revenues from sponsored research and development, gas-fueled cooling systems, and thermoelectric devices were offset in part by increased service revenues in 1997.
        The gross profit margin increased to 17% in the first nine months of fiscal 1997 from 16% in the first nine months of fiscal 1996. The gross profit margin for the Industrial Refrigeration Systems segment increased to 20% in 1997 from 19% in 1996, primarily due to higher margins at FES resulting from lower warranty expenses and manufacturing efficiencies. The gross profit margin for the Engines segment increased to 8% in 1997 from 6% in 1996, primarily due to a reduction in warranty expenses and lower overhead expenses resulting from the consolidation of two manufacturing facilities at Crusader. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 20% in 1997 from 23% in 1996, primarily due to lower revenues.

        Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 14% in the first nine months of fiscal 1997 and 1996. Research and development expenses decreased to $1,778,000 in 1997 from $2,250,000 in 1996 due to the reasons discussed in the results of operations for the third quarter.

        Net gain on sale of investments in the first nine months of fiscal 1996 primarily represents a gain of $344,000 relating to the sale of the Company's remaining investment in Thermo Electron common stock and a gain of $125,000 relating to the sale of the Company's remaining investment in 6.5% subordinated convertible debentures issued by Thermo TerraTech Inc., a majority-owned subsidiary of Thermo Electron.

        The effective tax rate was 49% in the first nine months of fiscal 1997 and 38% in the first nine months of fiscal 1996. The effective tax rate exceeded the statutory federal income tax rate due to the reasons discussed in the results of operations for the third quarter.

    Liquidity and Capital Resources

        Consolidated working capital was $53,874,000 at June 28, 1997, compared with $57,719,000 at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $34,297,000 at June 28, 1997, compared with $35,880,000 at September 28,
    1996. Of the $34,297,000 balance at June 28, 1997, $15,601,000 was held by ThermoLyte, and the remainder was held by the Company and its wholly owned subsidiaries.

                                       10PAGE

                            THERMO POWER CORPORATION

        During the first nine months of fiscal 1997, $5,703,000 of cash was provided by operating activities. Cash provided by operating results was improved by an increase in accounts payable of $3,574,000 and an increase in other current liabilities of $3,081,000. These increases were offset in part by an increase in inventories of $2,993,000 and an increase in accounts receivable of $913,000. Inventories increased primarily due to expanded purchases of one component prior to its expected redesign by its manufacturer. Such purchases also resulted in the increase in accounts payable. Other current liabilities and accounts receivable increased primarily due to the timing of cash collections and payments.

        During the first nine months of fiscal 1997, the Company's primary investing activities, excluding available-for-sale investment activity, included $4,277,000 expended for purchases of rental assets and property, plant, and equipment and $1,213,000 in proceeds received from the sale of rental assets.

        The Company's financing activities used $3,540,000 of cash in the first nine months of fiscal 1997, primarily due to $3,569,000 of cash expended for the purchase of Company common stock. The Company's Board of Directors has authorized the repurchase, through March 17, 1998, of up to $5,000,000 of its own securities. Any such purchases would be funded from working capital. Through June 28, 1997, the Company had expended $3,569,000 under this authorization.

        During the remainder of fiscal 1997, the Company expects to make capital expenditures for the purchase of rental assets and property, plant, and equipment of approximately $1,900,000. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.






                                       11PAGE

                            THERMO POWER CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of July 1997.

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



























                                       12PAGE

                            THERMO POWER CORPORATION

                                   EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------

      27          Financial Data Schedule.