Form 10-K
period 1997-09-27
THERMO POWER CORP
filed 1997-12-05
CIK 813895

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended September 27, 1997

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                         Commission file number 1-10573

                            THERMO POWER CORPORATION
             (Exact name of Registrant as specified in its charter)
    Massachusetts                                                  04-2891371
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    81 Wyman Street, P.O. Box 9046
    Waltham, Massachusetts                                         02254-9046
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000
           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
    ----------------------------    -----------------------------------------
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

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 31, 1997, was approximately $30,918,000.

    As of October 31, 1997, the Registrant had 11,916,247 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 27, 1997, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I
    Item 1. Business

    (a) General Development of Business

        Thermo Power Corporation (the Company or the Registrant) develops and commercializes environmentally sound and economically efficient power generation, cooling, lighting, and related products. At fiscal year-end 1997, the Company's business was divided into three segments. The Industrial Refrigeration Systems segment develops, manufactures, markets, and services industrial refrigeration and commercial cooling equipment, and also rents commercial cooling and industrial refrigeration equipment. The Engines segment develops, manufactures, markets, and services gasoline engines for recreational boats, propane and gasoline engines for lift trucks, and natural gas engines for fleet vehicles and industrial applications. The Cooling and Cogeneration Systems segment develops, manufactures, markets, and services natural gas cooling and cogeneration systems, and conducts research and development on applications of thermal energy and pollution control. The Company's thermoelectric cooling modules are used to control the temperature of laser diodes in fiber-optic telecommunication equipment and biomedical instruments, as well as thermal reference sources (TRSs), which are used for calibrating infrared imaging systems. The Company is also researching other potential applications for this technology. Through its 78%-owned ThermoLyte Corporation (ThermoLyte) subsidiary, formed in March 1995, the Company is developing and commercializing various gas-powered lighting products.

        On November 6, 1997, the Company declared unconditional in all respects its cash tender offer for the outstanding ordinary shares of Peek plc (Peek). The aggregate cost to acquire all outstanding Peek ordinary shares is estimated at approximately $163 million. The Company paid $2.3 million for shares acquired in fiscal 1997 and $147.9 million for shares acquired from September 28, 1997, through November 19, 1997. The Company owned 92% of the outstanding ordinary shares of Peek as of November 19, 1997. The Company expects to make payments for the remaining ordinary shares outstanding during the first quarter of fiscal 1998. To finance the acquisition of Peek, the Company used internal funds and borrowed $160.0 million from Thermo Electron.

        Peek, a London Stock Exchange-listed company, develops, markets, installs, and services equipment to monitor and regulate traffic flow, ease roadway congestion, improve safety, and collect data. Peek also manufactures density and flow meters, primarily used by the water and oil industries. Peek had revenues in calendar 1996, excluding revenues from businesses sold in 1996 and 1997, of approximately 140 million pounds sterling, or approximately $219 million, and profit on ordinary activities after taxation, excluding profits from businesses sold in 1996 and 1997, of approximately 8 million pounds sterling, or approximately $12 million. Peek's results of operations in calendar 1996 are unaudited and were accounted for in accordance with generally accepted accounting principles in the United Kingdom, which differ in certain respects from U.S. generally accepted accounting principles.

                                        2PAGE

        The Company was originally incorporated in Massachusetts in June 1985 under the name Tecogen Inc., as a wholly owned subsidiary of Thermo Electron to succeed the business of Thermo Electron's Thermal Products Division. In March 1993, the Company's name was changed to Thermo Power Corporation. As of September 27, 1997, Thermo Electron owned 8,127,906 shares of the Company's common stock, representing 68% of such stock outstanding at that time. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality. During fiscal 19971, Thermo Electron purchased 213,100 shares of the Company's common stock in the open market at a total price of $1,815,000.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

        Financial information concerning the Company's industry segments is summarized in Note 11 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (c) Description of Business

        (i) Principal Products and Services

    Traffic Products

        The Company's Peek subsidiary develops, markets, installs, and services equipment to monitor and regulate traffic flow in cities and towns around the world. Peek offers hardware products and traffic management systems to ease roadway congestion, improve safety, and collect data. In addition, Peek develops and markets a series of field measurement products.


    1 References to fiscal 1997, 1996, and 1995 herein are for the fiscal years ended September 27, 1997, September 28, 1996, and September 30, 1995, respectively.

                                        3PAGE

        Hardware Products. Peek's hardware products include detectors, counter classifiers, traffic signals, controllers, and enforcement equipment. Peek offers a variety of detectors, including loop detectors, microwave detectors, and its Videotrak(R) video camera detectors. Detectors determine the speed, size, and direction of vehicles for use in traffic control. Counter classifiers analyze the data provided by detectors in order to determine traffic flow patterns and the types of vehicles on roadways for traffic planning. Peek manufactures and markets traffic signals with advanced optical designs for both vehicle intersections and pedestrian crossways. Controllers are electronic devices that automatically control the timing of signals to optimize the flow of traffic and coordinate pedestrian crossings in order to improve safety. Peek has also developed the Peek Guardian(TM) camera for law enforcement agencies. This product uses cameras to detect and record motor vehicle violations such as speeding and red light violations. Prices for Peek's hardware products range from approximately $60 for a simple loop detector to approximately $20,000 for a large Videotrak video camera. In addition, Peek supplies variable message signs, which display messages advising drivers of roadway hazards. The price for a large message sign can be more than $60,000.

        Traffic Systems. Peek produces three types of traffic systems: urban traffic control, motorway management, and public transport management.

        Urban Traffic Control (UTC). Peek offers two types of UTC systems: real-time adaptive control systems and traffic responsive systems.

        - Real-time Adaptive Control Systems. These systems measure flow of traffic and use the collected information to optimize the timing of traffic signals to achieve maximum traffic capacity across a city. Peek's SCOOT system runs algorithms on a central computer and communicates traffic signal timing to controllers to optimize traffic flow. Prices for a SCOOT system vary greatly depending on the size, complexity, and scope of the project, and can range from $150,000 to $25 million. Peek's SPOT system uses a distributed approach to optimize traffic flow, whereby signal timing is calculated by an individual controller using data from that controller and nearby controllers. Prices for relatively simple SPOT systems typically range from $50,000 to $150,000.

        - Traffic Responsive Systems. These systems analyze current traffic information provided by detectors and then select appropriate signal timing for intersections from a set of patterns that have been generated off-line. The Multi-Arterial Traffic System (MATS) is sold predominantly in the United States. The Electronic Traffic Control system (ETC), which is installed predominantly in Scandinavia, caters to asymmetrical town plans. Prices for traffic responsive systems generally range from $30,000 to $1.6 million depending on the scope and complexity of the project.

        Motorway Management. These systems identify when congestion, accidents, or other traffic disruptions occur using detectors, and generate information for message signs which can be used to broadcast messages imposing speed restrictions or advising travelers of lane

                                        4PAGE
    closures and hazards. Peek provides systems that have direct control over message signs, predominantly in The Netherlands. Peek also offers systems in the United Kingdom that provide central control over message signs and are controlled by an operator. The third type of motorway management system is a low-cost PC-based system, which directly controls message signs and is sold predominantly in developing markets. Prices for Motorway Management Systems typically range from $500,000 to $8 million depending on the scope and the complexity of the project.

        Public Transport. Peek provides a range of public transport systems, including intersection priority systems, passenger information systems, fleet management systems, and bus terminal systems. Intersection priority systems use electronic tags on buses, which communicate with intersection controllers to ensure that buses are not delayed. The level of priority can be adjusted based on occupancy levels and adherence to schedules. Passenger information systems track the position of buses along a route in order to provide anticipated arrival times to passengers waiting at stops. Fleet management systems use electronic tags on buses to monitor the adherence to bus schedules and occupancy levels of buses in order to monitor the operating performance of the fleet, set vehicle maintenance schedules, and optimize the size of the fleet to achieve a desired level of service. Peek also designs and supplies electronic systems to bus terminals to provide information to waiting passengers and to allow the size of the terminals to be minimized. Prices for public transport systems vary greatly depending on the scope and complexity of the project and can range from $5,000 for a simple intersection priority system to several million dollars for an integrated public transportation solution for a city.

        Approximately 90 percent of Peek's revenues in calendar 1996, excluding revenues from businesses sold in 1996 and 1997, were from sales of traffic products.

        Field Measurement Products. Peek offers a series of field data products, including density meters, which measure the density of liquids and gases; flow meters, which are attached either to the inside or the outside of pipes to measure liquid or gas flow rates; current to pressure transducers, which are used in process control systems to convert electrical signals to pressure levels for direct control of valves; and alarm monitors, which are used in power stations to monitor turbine engines so that they do not overheat. Prices for Peek's field measurement products typically range from $400 to $10,000. In calendar 1996, approximately 10 percent of Peek's revenues, excluding revenues from businesses sold in 1996 and 1997, were from sales of field measurement products.

    Industrial Refrigeration Systems

        Industrial Refrigeration Packages. The Company's FES division designs, engineers, manufactures, and services industrial refrigeration equipment used for cooling, freezing, and cold-storage applications primarily in the food-processing, petrochemical, pharmaceutical, and liquefied-gas storage industries. FES supplies complete industrial refrigeration systems and various components for these systems.

                                        5PAGE

        FES equipment for food and beverage customers is primarily standard products, such as screw-compressor packages, liquid-refrigerant pump packages, state-of-the-art control systems, plate and frame heat exchangers, and ASME (American Society of Mechanical Engineers) pressure vessels. The screw-compressor package, which consists of a screw compressor, an electric-drive motor, an oil separator, a control panel, and piping and tubing, constitutes the majority of this equipment. FES also manufactures screw-compressor packages powered by the Company's natural gas TecoDrive(R) engines. Examples of applications of industrial refrigeration equipment used by food and beverage processors include the freezing, storing, and warehousing of meats, fish, fruits, and vegetables; freezing of fruit juice concentrates; and controlling process temperatures in brewing and wine-making, and in soft drink carbonization, where the temperature of water is regulated to absorb a controlled quantity of carbon dioxide. In addition, FES manufactures screw-compressor packages used to cool inlet air for gas turbine generators at utilities.

        FES supplies custom-designed industrial refrigeration packages to petrochemical, pharmaceutical, and related industries for integration into their plants' refrigeration systems. These higher-cost packages require significant design engineering and are used in a wide variety of applications, such as chilling brine that cools chemicals used in the production of penicillin. In another application of a custom package, FES units are used to chill and condense toxic effluent gases normally released to flare.

        Approximately 83% of FES sales are of industrial refrigeration packages, of which 63% are standard units for the food and beverage industry, and approximately 37% are of custom units for the petrochemical and pharmaceutical industries. The average price for a standard food and beverage refrigeration package is approximately $50,000, and a representative price for a custom unit would be approximately $400,000, although prices for these units often exceed $1 million. FES refrigeration packages can be designed for use with any common refrigerant, but the majority of FES's units operate on ammonia. FES's utilization of ammonia, a cost-effective and environmentally safe substance compared with conventional chlorofluorocarbon (CFC)-based refrigerants, places FES in a leadership position to target the reduction of CFC systems. The production of CFCs was phased out in January 1996. Ammonia does not harm the ozone layer, costs much less than conventional refrigerants, and is widely available on a global basis.

        The Company's NuTemp subsidiary is a supplier of both remanufactured and new industrial refrigeration equipment for sale or rental. NuTemp serves numerous markets with its industrial refrigeration equipment, including the food-processing, petrochemical, and pharmaceutical industries. Ongoing retrofit programs to replace CFC-based equipment continue to provide a temporary rental business for NuTemp. One of NuTemp's key services is responding to emergency cooling situations by providing large-tonnage-capacity refrigeration equipment on short notice. The demand for NuTemp's equipment is typically highest in the summer period and can be adversely affected by cool summer weather.

                                        6PAGE

         NuTemp also buys new and surplus commercial cooling equipment, which is remanufactured for sale or rental. NuTemp's customers in the commercial cooling industry include institutions, commercial building owners, and service contractors. The commercial cooling industry is currently coming into compliance with the Montreal Protocol which prohibits the production of CFC refrigerants effective January 1996. This retrofit process is creating an increase in the rental market for NuTemp's commercial cooling systems, which operate on alternative refrigerants, while customers install new equipment. Its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors.

        Revenues from industrial refrigeration packages were $65,205,000, $66,565,000, and $55,193,000 in fiscal 1997, 1996, and 1995, respectively.

    Engines

        Marine Engines. The Company's Crusader Engines division manufactures, markets, and services inboard marine engines and accessories both to OEM (original equipment manufacturer) boat companies and to a network of distributors who support dealers servicing Crusader's products in the field. Crusader's key customers are OEM manufacturers of the "cruiser" class boats and yachts, generally ranging in size from 25 to 45 feet in length. The purchase price of boats containing Crusader engines typically is in the $50,000 to $250,000 range. In fiscal 1997, sales to Crusader's top two customers accounted for approximately 44% of Crusader's marine engine sales.

        Revenues from marine engines were $17,007,000, $18,659,000, and $21,536,000 in fiscal 1997, 1996, and 1995, respectively.

        TecoDrive Gasoline and Natural Gas Engines for Vehicles. The Company's extensive development work on gasoline and dedicated compressed natural gas (CNG) engines has resulted in sales of a number of its TecoDrive engines for use in school buses, package-delivery vehicles, and other fleet vehicles. The CNG engines feature substantially lower emissions than other commercially available gasoline or natural gas engines.

        TecoDrive Natural Gas Engines for Industrial Applications. The Company manufactures natural gas engines for stationary and industrial applications. As a result of the positive response the Company has received from its customers in the industrial market, the Company has developed TecoDrive engines for other stationary applications, such as powering air and gas compressors. There are now four OEM manufacturers incorporating the Company's TecoDrive engines into their natural gas compressors for NGV refueling.

        Propane and Gasoline Engines for Lift Trucks. The Company manufactures 3.0-, 4.3-, 5.7-, and 7.4-liter propane and gasoline engines for installation into lift trucks. The Company sells lift truck engines to material handling equipment manufacturers and other lift-truck manufacturers.

                                        7PAGE

    Cooling and Cogeneration Systems

        The Company designs, develops, manufactures, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Many of these products are powered by the Company's dedicated TecoDrive natural gas engines.

        The Company's Tecochill commercial cooling and Tecogen(R) cogeneration products incorporate several proprietary features that are the result of the Company's advances in engine, thermal, and control technologies. One such proprietary feature is the Company's microprocessor-based control module, which automates the operation of such systems and can also include remote control, monitoring, and diagnostic capabilities. The standardized design of the Company's products also enable rapid installation and startup, facilitate maintenance, and allow competitive delivery time. The Company supports its customers by offering a comprehensive maintenance contract under which the Company assumes responsibility for substantially all maintenance, repairs, and replacement parts.

        The cost savings that result from use of the Company's packaged cooling and cogeneration systems are directly related to the retail price of electricity. In the past few years, electricity prices have declined in many areas, and rates remain relatively low on a historical basis in most regions. Given prevailing rate structures, demand for the Company's cooling and cogeneration systems has been less than anticipated.

        Tecochill Cooling Systems. The Company entered the gas-fueled cooling business by introducing its 150-ton gas-fueled cooling unit in 1988. The Company's Tecochill units are powered by the same TecoDrive engine used in the Company's small-scale cogeneration systems. Tecochill products are equipped with microprocessor controls allowing fully automated, unattended operation. Tecochill units can be programmed to run at different speeds to follow variable cooling loads for greater efficiency than conventional electric motor-driven air conditioners that run at a constant speed. These units are self-contained packages that are delivered to customer sites as finished products for standard installation. Tecochill units can be fitted with optional heat-recovery packages yielding hot water. The Company is currently offering additional gas-fueled air conditioning equipment for use in multi-unit residential buildings, nursing homes, hospitals, and similar institutions. Although the purchase price of the Company's Tecochill units is approximately 100-200% higher than that of electric motor-driven air conditioners of comparable sizes, lower operating costs associated with the use of Tecochill units generally lead to payback of the incremental capital cost in approximately four years. The average expected useful life of a Tecochill unit is comparable to that of an electric motor-driven air conditioner, typically 15 years.

        Sponsored Research and Development. The Company conducts research and development supported by outside sponsors. Revenues from sponsored research and development contracts were $4,688,000, $5,836,000, and

                                        8PAGE

    $4,917,000 in fiscal 1997, 1996, and 1995, respectively. See "Research and Development."

    Regulation

        The demand for most of the Company's products is affected by various federal, state, and local energy and environmental laws and regulations. All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment may have on the Company's sales, business, or operations.

    Traffic Products

        Demand for the Company's traffic products in the U.S. may be influenced by the Intermodal Surface Transportation Efficiency Act (ISTEA), which provides significant funding in the U.S. for intermodal surface transportation and advanced traffic management systems. The ISTEA has been extended through March 31, 1998. The failure of ISTEA to be further extended or reauthorized could adversely effect the Company's business.

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

    Engines

        The market for the Company's TecoDrive natural gas engine is influenced by federal legislation that allows states to establish programs encouraging the use of alternative fuels, including natural gas, methanol, and ethanol. Many states have some type of alternative-fuel vehicles commission, legislation, or tax incentives.

        Natural gas is one of many alternative fuels that is addressed by these laws and regulations. Others include methanol, ethanol, liquefied petroleum gas, hydrogen, electricity, and reformulated gasoline. There can be no assurance that natural gas will become a preferred alternative fuel for vehicles or that existing and future laws or regulations, or their enforcement, will create material long-term demand for NGVs.

    Cooling and Cogeneration Systems

        The passage by Congress of the Public Utility Regulatory Policies Act of 1978 (PURPA), the adoption of regulations thereunder by the Federal Energy Regulatory Commission (FERC), and related state laws and regulations provide incentives for the development of qualifying

                                        9PAGE
    small-power production and cogeneration systems such as those offered by the Company. PURPA and FERC regulations promulgated thereunder address three issues of importance to users that own or operate cogeneration systems, including those sold by the Company. First, PURPA exempts qualifying users from many federal and state regulations that pertain to electric utilities. Second, PURPA requires electric utilities to allow qualifying cogeneration providers to connect their cogeneration facilities to utilities' electric power systems. This mandatory connection enables users to purchase utility-generated electricity to start their cogeneration systems and assures users of a back-up source of electricity during peak periods of use and when the cogeneration systems are shut down for maintenance and repair. Third, PURPA requires utilities to purchase electricity produced by qualifying cogeneration providers at a price equivalent to utilities' avoided costs.

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

        (ii) New Products

        The Company acquired Peek in November 1997. Peek's principal products are described above under "Description of Business--Principal Products and Services."

        The ThermoLyte family of lighting products is based on the Company's patented technology for a rigid mantle, the "bulb" in gas lights. This durable mantle allows the Company to design products that are portable, and use propane as a power source instead of batteries. Using propane offers several advantages over batteries, including a potentially infinite shelf life, substantially longer operating hours, constant brightness, and no battery disposal.

        ThermoLyte has introduced a line of propane-powered accent lights to the marketplace through the L.L. Bean store in Freeport, Maine. The accent light is a decorative, contemporary-style area light suitable for providing an alternative to candles, oil lamps, or battery-powered lights in the home or backyard. The Company is in the process of developing trade channels through which the Company will sell its accent lights, such as through home shopping - both through catalogs and television, partnerships with other major retailers, and selling over the Internet.

        (iii) Raw Materials

        The Company purchases engine blocks for its marine and certain other engines, as well as engines for certain of its smaller cooling and

                                       10PAGE
    cogeneration products, from one supplier. It does not have a firm contract with this supplier. The Company generally maintains inventories of engine blocks sufficient to meet its needs for a three-month period. However, the inability of the Company to obtain either engines or engine blocks from this supplier would have a material adverse effect upon the Company's operations.

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

        (v) Seasonal Influences

        Crusader's marine engine sales historically have been stronger in the first quarter of each calendar year, when boat builders purchase engines for boats to be sold for the upcoming boating season. Sales of marine engines generally decline gradually during the last three quarters of the calendar year, reaching their lowest levels in the fourth quarter. In addition, the demand for NuTemp's equipment is typically highest in the summer period and can be adversely affected by cool summer weather. There are no significant seasonal influences in the Company's other lines of business.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in fiscal 1997. In fiscal 1997, revenues from two customers accounted for 13% and 12% of Engines segment revenues. The loss of one or both of these customers would have a material adverse effect on the Engines segment.

        (viii) Backlog

        The backlog of firm orders for the Company's Peek subsidiary was approximately $80.2 million as of October 31, 1997. The backlog of firm orders for the Industrial Refrigeration Systems segment was $15.7 million as of September 27, 1997, compared with $22.2 million as of September 28, 1996. The backlog of firm orders for the Engines segment was $1.7 million as of September 27, 1997, compared with $1.0 million as of September 28,

                                       11PAGE

    1996. The backlog of firm orders for the Cooling and Cogeneration Systems segment was $2.5 million as of September 27, 1997, compared with $4.0 million as of September 28, 1996. The decrease in backlog for the Industrial Refrigeration Systems segment was primarily due to two large orders at fiscal year-end 1996. A significant portion of the Company's sales within the Industrial Refrigeration and Engines segments are large orders, the timing of which can lead to variability in the Company's quarterly revenues and net income.

        The Company believes that the majority of this backlog will be shipped during fiscal 1998. The Company does not believe that the size of its backlog is necessarily indicative of intermediate- or long-term trends in its business.

        (ix) Government Contracts

        Certain of the Company's contracts or subcontracts, in particular those of the Company's recently acquired Peek subsidiary, are with governmental entities and are subject to renegotiation of profits or termination. There are, however, no pending or, to the Company's knowledge, threatened renegotiations or terminations that are material to the Company.

        (x) Competition

        The Company experiences competition in most of its product lines. Additional competition may arise if markets in which the Company is active develop significantly. The Company is aware of several competitors for its product lines, some of whom have financial, marketing, and other resources greater than those of the Company.

    Traffic Products

         The market for traffic products and services is extremely competitive, and the Company expects that competition will continue to increase. The Company believes that the principal competitive factors in the traffic industry are price, functionality, reliability, service and support, and vendor and product reputation. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the pricing policies of its competitors and suppliers, the timing and quality of products introduced by the Company and others, the Company's ability to maintain a strong reputation in the traffic industry, and industry and general economic trends. The Company believes that it is a leading manufacturer and supplier of traffic products and considers its major competitor to be Siemens AG. However, the traffic market is highly fragmented and competition varies significantly depending on the individual product. The Company's competitors in the field measurement market include Air Monitor Corporation, Milltronics Limited, Panametrics, Inc., and Solartron Limited, a subsidiary of The Roxboro Group PLC.

                                       12PAGE

    Industrial Refrigeration Systems

        The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. Major industrial refrigeration companies, of which FES is one, account for approximately one-half of worldwide sales, with the balance generated by many smaller companies. The worldwide market is characterized by strong local manufacturers. The market leader worldwide, as well as in North America, is Frick Company and its affiliates, subsidiaries of York International Corporation (York). The Company believes that FES competes on the basis of its advanced control systems and overall quality, reliability, service, and to a lesser extent, price.

        The Company believes NuTemp is a leader in remanufactured refrigeration equipment. As part of its rental program, NuTemp offers an option to buy its equipment, a service that is unique in the industry. NuTemp's largest competitor is Aggreko, a subsidiary of Christian Salvesen PLC. Aggreko is a major supplier of rental equipment for the industrial refrigeration and commercial cooling markets. The Company believes that NuTemp competes on the basis of price, delivery time, and customized equipment.

    Engines

        Competition in the CNG vehicle and alternative-fuel engine markets is intense, and current or potential competitors in some or all segments of these markets include major automotive and natural gas companies and other companies that have greater financial resources than those of the Company.

        The Company believes it has the second largest share of the inboard marine engine market for "cruiser" class boats and yachts in the United States, behind the Mercury division of Brunswick Corporation. Crusader has experienced intense competition in the marine engine business in recent years, primarily from vertical integration of boat and engine manufacturers that has led to the acquisition of former Crusader customers by competing engine manufacturers. The Company believes that Crusader competes on the basis of quality, reliability, service, and pricing.

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

                                       13PAGE

        In 1995, York entered the gas-engine cooling market, in partnership with Caterpillar Inc., and is a major competitor in large-capacity (+400 tons) cooling equipment. However, the Company's most competitive range is in smaller-capacity equipment.

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

        (xi) Research and Development

        The Company has conducted research and development on applications of thermal energy for more than 30 years. The Company's research and development capability and expertise in engine, instrumentation, control, and heat-recovery technologies have enabled it to obtain support from outside sponsors, develop new products, and support existing products. The Company has experienced a decrease in sponsored research and development due to a reduction in funding. See "Description of Business -- Principle Products and Services -- Cooling and Cogeneration Systems."

        The Company's sponsored programs have been supported principally by the domestic natural gas industry and the federal government. Within the natural gas industry, the Company's principal sponsors have been the Gas Research Institute (GRI) and the Southern California Gas Company, which is the nation's largest gas utility. The Company has also obtained research and development funding from state governments and industrial companies. Sponsors of the Company's research and development generally own the rights to technology that is developed under these programs.

        During fiscal 1997, 1996, and 1995, the Company spent $2,296,000, $3,214,000, and $3,065,000, respectively, on internally funded research and development, and $3,776,000, $4,475,000, and $3,548,000, respectively, on research and development sponsored by others.

        In addition, in calendar 1996, Peek continued development of Videotrak video camera and commenced development of Peek Guardian camera and a motorway outstation to meet new Dutch specifications. Peek also continued to develop and enhance other traffic and field measurement products. In calendar 1996, Peek spent approximately $11.1 million on

                                       14PAGE
    internally funded research and development, excluding research and development from businesses sold in 1996 and 1997.

        (xii) Environmental Protection Regulations

        The Company believes that compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of September 27, 1997, the Company employed approximately 486 people. Approximately 36 employees at the Company's Crusader division are represented by a labor union under a three-year collective bargaining agreement which expired on October 15, 1997, and has been extended for one year. The Company has experienced no work stoppages, and considers its relations with employees to be good.

        In addition, the Company's Peek subsidiary employed 1,486 employees as of September 27, 1997. Of these employees, 382 were located in The Netherlands, Denmark, Finland, and Sweden, and, in accordance with applicable law, were represented by a labor union. Peek has experienced no work stoppages and believes that its relations with its employees are good.

    (d) Financial Information about Exports by Domestic Operations

        Financial information about exports by domestic operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                Present Title (Year First Became Executive
    Name                   Age  Officer)
    ----------------------------------------------------------------------
    J. Timothy Corcoran    51  President and Chief Executive Officer (1992)
    John N. Hatsopoulos    63  Chief Financial Officer and Vice
                                 President (1988)
    Paul F. Kelleher       55  Chief Accounting Officer (1985)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Corcoran has been Chief Executive Officer of the Company since October 1996, and President since April 1995. From November 1992 to April 1995, Mr. Corcoran was a Vice President of the Company, and has been President of FES since June 1990. Mr. Corcoran is a full-time employee of the Company, and Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

                                       15PAGE

    Item 2. Properties

        The location and general character of the Company's principal properties by industry segment as of September 27, 1997, are as follows:

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

    Cooling and Cogeneration Systems

        The Company occupies approximately 40,000 square feet of office and laboratory space in Waltham, Massachusetts, under an agreement providing for the sublease of the facility from Thermo Electron expiring in 2002. In addition, the Company leases approximately 8,000 square feet of office and manufacturing space in Salisbury, Maryland, under a lease agreement with an unrelated party expiring in 1999.

        In addition, the location and general character of the principal properties of the Company's Peek subsidiary, which was acquired in November 1997, are as follows:

        Peek owns an office and manufacturing facility of approximately 37,846 square feet in Winchester, Hampshire, in the United Kingdom. Peek also occupies approximately 78,585 square feet of office and manufacturing space in Hilversum, The Netherlands, pursuant to a lease agreement expiring in 1998. Peek intends to relocate its Hilversum operations to Amersfoort, The Netherlands, in 1998 and is currently negotiating a lease. Peek leases approximately 32,500 square feet of office and manufacturing space in Tallahassee, Florida, pursuant to a lease agreement expiring in 2004, and approximately 28,800 square feet of office and manufacturing space in Houston, Texas, pursuant to a lease agreement expiring in 2000. In addition, Peek owns approximately 96,300 additional square feet of manufacturing and office space worldwide and leases approximately 261,200 additional square feet of manufacturing and office space worldwide pursuant to lease arrangements that expire between 1998 and 2020.

    Item 3. Legal Proceedings

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                       16PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of September 27, 1997, and Supplementary Data are included in the Registrant's Fiscal 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

                                       17PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

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

                                       18PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a, d)   Financial Statements and Schedules

             (1)The consolidated financial statements set forth in the list below are filed as part of this Report.
             (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.
             (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

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

                                       19PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 4, 1997              THERMO POWER CORPORATION


                                        By: J. Timothy Corcoran
                                            -----------------------------
                                            J. Timothy Corcoran
                                            President and Chief Executive
                                              Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 4, 1997.

    Signature                         Title
    ---------                         -----

    By:J. Timothy Corcoran        President, Chief Executive Officer,
       ---------------------------      and Director
       J. Timothy Corcoran


    By:John N. Hatsopoulos        Vice President, Chief Financial
       ---------------------------      Officer, and Director
       John N. Hatsopoulos


    By:Paul F. Kelleher           Chief Accounting Officer
       ---------------------------
       Paul F. Kelleher


    By:Arvin H. Smith             Chairman of the Board and Director
       ---------------------------
       Arvin H. Smith


    By:Marshall J. Armstrong      Director
       ---------------------------
       Marshall J. Armstrong


    By:Peter O. Crisp             Director
       ---------------------------
       Peter O. Crisp


    By:Donald E. Noble            Director
       ---------------------------
       Donald E. Noble

                                       20PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of Thermo Power Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Power Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 31, 1997 (except with respect to the matter discussed in Note 13 as to which the date is November 19, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 19 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



    Boston, Massachusetts
    October 31, 1997

                                       21PAGE

  SCHEDULE II

                            THERMO POWER CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)

                           Balance  Provision
                                at    Charged              Accounts   Balance
                         Beginning         to   Accounts    Written    at End
  Description              of Year    Expense  Recovered        Off   of Year
  ---------------------------------------------------------------------------
  Allowance for Doubtful
    Accounts
  Year Ended
    September 27, 1997       $ 589     $  252     $    3     $  (87)    $ 757

  Year Ended
    September 28, 1996       $ 530     $  191     $   26     $ (158)    $ 589

  Year Ended
    September 30, 1995       $ 590     $    3     $   16     $  (79)    $ 530

                                       22PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit
    ------------------------------------------------------------------------
      3.1 Articles of Organization of the Registrant, as amended (filed as Exhibit 3(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference).

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

      10.1 $160,000,000 Promissory Note dated as of November 17, 1997, issued by the Registrant to Thermo Electron (filed as Exhibit
              10.1 to the Registrant's Current Report on Form 8-K dated November 6, 1997 [File No. 1-10573] and incorporated herein by reference).

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

                                       23PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.7     Master Repurchase Agreement dated January 1, 1994, between the
              Registrant and Thermo Electron Corporation.

     10.8 Master Reimbursement Agreement dated as of January 2, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

     10.9 Lease, dated as of January 20, 1988, between Thermo Electron Corporation and Michael I. Gilson, Trustee (subsequently assigned to the Registrant; filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1992 [File No. 1-10573] and incorporated herein by reference).

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

     10.13 Incentive Stock Option Plan of the Registrant, as amended (filed as Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992, and 1993.)

                                       24PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
      10.14   Nonqualified Stock Option Plan of the Registrant, as amended
              (filed as Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No.
              1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992, and 1993.)

      10.15 Equity Incentive Plan of the Registrant (filed as Attachment A to the Proxy Statement dated February 18, 1994, of the Registrant [File No. 1-10573] and incorporated herein by reference).

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

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron, for services rendered to the Registrant or such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.45 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 28, 1996 [File No. 1-8002] and are incorporated herein by reference.

      10.20 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note.

                                       25PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
      13      Annual Report to Shareholders for the fiscal year ended
              September 27, 1997 (only those portions incorporated herein by reference).

      21      Subsidiaries of the Registrant.

      23      Consent of Arthur Andersen LLP.

      27      Financial Data Scehdule.