Form 10-Q
period 1998-01-03
THERMO POWER CORP
filed 1998-02-05
CIK 813895

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended January 3, 1998.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                Outstanding at January 30, 1998
         ----------------------------    -------------------------------
         Common Stock, $.10 par value              11,819,973
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                   January 3,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 39,667       $ 19,347
      Available-for-sale investments, at quoted
        market value (amortized cost of $9,132
        and $9,129)                                     9,169          9,171
      Accounts receivable, less allowances of
        $13,699 and $757                               57,975         21,012
      Unbilled contract costs and fees                  9,743          4,856
      Inventories:
        Raw materials                                  31,346         17,570
        Work in process                                 4,893          1,077
        Finished goods                                  6,407          1,237
      Prepaid income taxes                              4,376          3,118
      Other current assets                              2,112            219
      Due from parent company and affiliated
        companies, net (Note 3)                        18,794              -
                                                     --------       --------
                                                      184,482         77,607
                                                     --------       --------
    Rental Assets, at Cost                             13,620         13,645
      Less: Accumulated depreciation and
            amortization                                3,459          3,369
                                                     --------       --------
                                                       10,161         10,276
                                                     --------       --------
    Property, Plant, and Equipment, at Cost            33,935         19,637
      Less: Accumulated depreciation and
            amortization                                9,313          9,046
                                                     --------       --------
                                                       24,622         10,591
                                                     --------       --------
    Long-term Available-for-sale Investments, at
      Quoted Market Value (amortized cost of
      $2,301 in fiscal 1997; Note 3)                        -          2,200
                                                     --------       --------
    Other Assets                                          261            236
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                              156,932          7,082
                                                     --------       --------
                                                     $376,458       $107,992
                                                     ========       ========

                                        2PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   January 3,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable (Note 3)                         $ 25,692       $      -
      Accounts payable                                 36,697          9,622
      Accrued payroll and employee benefits             9,721          3,133
      Billings in excess of contract costs and fees     6,000          1,353
      Accrued income taxes (Note 3)                     3,568          1,620
      Accrued warranty costs                            5,343          3,435
      Common stock of subsidiary subject to
        redemption ($18,450 redemption value)          18,138              -
      Accrued acquisition expenses (Note 3)            14,892              -
      Other accrued expenses (Note 3)                  28,131          3,240
      Due to parent company and affiliated
        companies                                           -            496
                                                     --------       --------
                                                      148,182         22,899
                                                     --------       --------
    Deferred Income Taxes                                 993            114
                                                     --------       --------
    Long-term Obligations (in fiscal 1998 includes
      $160,000 due to parent company; Note 3)         160,392            252
                                                     --------       --------
    Common Stock of Subsidiary Subject to
      Redemption ($18,450 redemption value)                 -         18,059
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.10 par value, 30,000,000
        shares authorized; 12,493,371 shares issued     1,249          1,249
      Capital in excess of par value                   55,332         55,283
      Retained earnings                                14,866         13,811
      Treasury stock at cost, 680,148 and
        578,124 shares                                 (4,631)        (3,636)
      Cumulative translation adjustment                    51              -
      Net unrealized gain (loss) on available-
        for-sale investments                               24            (39)
                                                     --------       --------
                                                       66,891         66,668
                                                     --------       --------
                                                     $376,458       $107,992
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                  -------------------------
                                                  January 3,   December 28,
    (In thousands except per share amounts)             1998           1996
    -----------------------------------------------------------------------
    Revenues                                         $63,562        $28,786
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                45,249         24,533
      Selling, general, and administrative expenses   13,435          3,780
      Research and development expenses                1,729            644
                                                     -------        -------
                                                      60,413         28,957
                                                     -------        -------

    Operating Income (Loss)                            3,149           (171)

    Interest Income (includes $180 from related
      party in fiscal 1998; Note 3)                      589            451
    Interest Expense (includes $1,175 to related
      party in fiscal 1998; Note 3)                   (1,425)            (5)
                                                     -------        -------
    Income Before Provision for Income Taxes and
      Minority Interest                                2,313            275
    Provision for Income Taxes                         1,069            193
    Minority Interest Expense                            189             78
                                                     -------        -------
    Net Income                                       $ 1,055        $     4
                                                     =======        =======
    Basic and Diluted Earnings per Share (Note 2)    $   .09        $     -
                                                     =======        =======
    Weighted Average Shares (Note 2):
      Basic                                           11,898         12,489
                                                     =======        =======
      Diluted                                         11,912         12,504
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Three Months Ended
                                                  -------------------------
                                                  January 3,   December 28,
    (In thousands)                                      1998           1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                   $   1,055      $       4
      Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
          Depreciation and amortization                2,534            523
          Minority interest expense                      189             78
          Increase in deferred income taxes             (671)             -
          Other noncash items                            (17)           (68)
          Changes in current accounts, excluding
            the effects of acquisition:
              Accounts receivable                     (3,354)          (386)
              Inventories                              7,333          2,009
              Unbilled contract costs and fees        (1,587)        (1,154)
              Other current assets                       (38)          (351)
              Accounts payable                         1,457         (2,438)
              Other current liabilities                1,177            975
                                                   ---------      ---------
    Net cash provided by (used in) operating
      activities                                       8,078           (808)
                                                   ---------      ---------
    Investing Activities:
      Acquisition, net of cash acquired (Note 3)    (143,743)             -
      Proceeds from sale and maturities of
        available-for-sale investments                     -          1,000
      Increase in rental assets                         (389)          (529)
      Proceeds from sale of rental assets                314            878
      Purchases of property, plant, and equipment     (1,497)          (786)
      Proceeds from sale of property, plant,
        and equipment                                  1,210              -
      Other                                               (9)             -
                                                   ---------      ---------
    Net cash provided by (used in) investing
      activities                                    (144,114)           563
                                                   ---------      ---------
    Financing Activities:
      Issuance of long-term obligation to parent
        company (Note 3)                             160,000              -
      Decrease in short-term notes payable            (2,924)             -
      Purchases of Company common stock               (1,129)             -
      Net proceeds from issuance of Company
        common stock                                     183             71
      Repayment of long-term obligations                 (44)           (14)
                                                   ---------      ---------
    Net cash provided by financing activities      $ 156,086      $      57
                                                   ---------      ---------
                                        5PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)


                                                     Three Months Ended
                                                  -------------------------
                                                  January 3,   December 28,
    (In thousands)                                      1998           1996
    -----------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $     270      $       -
                                                   ---------      ---------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     20,320           (188)
    Cash and Cash Equivalents at Beginning of
      Period                                          19,347         29,852
                                                   ---------      ---------
    Cash and Cash Equivalents at End of Period     $  39,667      $  29,664
                                                   =========      =========
    Noncash Activities (Note 3):
      Fair value of assets of acquired company     $ 271,109      $       -
      Cash paid for acquired company                (159,324)             -
      Cash paid in prior year for acquired company    (2,301)             -
      Cash to be paid for remaining outstanding
        shares of tender offer                        (5,111)             -
                                                   ---------      ---------
          Liabilities assumed of acquired company  $ 104,373      $       -
                                                   =========      =========
      Sale of acquired business to related party   $  19,117      $       -
                                                   =========      =========


    The accompanying notes are an integral part of these consolidated financial statements.





                                        6PAGE

                            THERMO POWER CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 3, 1998, and the results of operations and cash flows for the three-month periods ended January 3, 1998, and December 28, 1996. The Company's results of operations for the three-month periods ended January 3, 1998, and December 28, 1996, include 14 weeks and 13 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 27, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equals the Company's previously reported earnings per share for the fiscal 1997 period. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the exercise of stock options and their related income tax effect.






                                        7PAGE

                            THERMO POWER CORPORATION

        Basic and diluted earnings per share were calculated as follows:

                                                      Three Months Ended
                                                   ------------------------
                                                   January 3,  December 28,
    (In thousands except per share amounts)              1998          1996
    -----------------------------------------------------------------------
    Basic
    Net income                                        $ 1,055       $     4
                                                      -------       -------
    Weighted average shares                            11,898        12,489
                                                      -------       -------
    Basic earnings per share                          $   .09       $     -
                                                      =======       =======
    Diluted
    Net income                                        $ 1,055       $     4
                                                      -------       -------
    Weighted average shares                            11,898        12,489
    Effect of stock options                                14            15
                                                      -------       -------
    Weighted average shares, as adjusted               11,912        12,504
                                                      -------       -------
    Diluted earnings per share                        $   .09       $     -
                                                      =======       =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 3, 1998, there were 874,999 of such options outstanding, with exercise prices ranging from $9.05 to $17.53 per share.

    3.  Acquisition

        On November 6, 1997, the Company declared unconditional in all respects its cash tender offer for the outstanding ordinary shares of Peek plc (Peek). The aggregate cost to acquire all outstanding Peek ordinary shares, including related expenses, is estimated at approximately $166,736,000. The purchase price includes $2,301,000 that was paid for shares acquired in fiscal 1997, classified as "Long-term available-for-sale investments" in the accompanying September 27, 1997, balance sheet, and $5,111,000 accrued for the purchase of the remaining Peek ordinary shares outstanding, classified as "Other accrued expenses" in the accompanying January 3, 1998, balance sheet. The Company made payments for the remaining Peek ordinary shares outstanding in the second quarter of fiscal 1998. Peek develops, markets, installs, and services equipment to monitor and regulate traffic flow in cities and towns around the world. In addition, through its Field Data business, Peek develops and markets field measurement products.


                                        8PAGE

                            THERMO POWER CORPORATION

        To finance the acquisition of Peek, the Company borrowed $160,000,000 from Thermo Electron Corporation pursuant to a promissory note due November 1999, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        Subsequent to Peek's acquisition by the Company, the Company reached an agreement with ONIX Systems Inc., a majority-owned subsidiary of Thermo Instrument Systems Inc., to sell Peek's Field Data business, effective November 6, 1997, for $19,117,000, which was classified as "Due from parent company and affiliated companies" in the accompanying January 3, 1998, balance sheet. Thermo Instrument is a majority-owned subsidiary of Thermo Electron. The Company received payment from ONIX for the sale of the Field Data business in January 1998. The components of the sales price for the Field Data business consist of the net tangible book value of the Field Data business, cost in excess of net assets of acquired company, and the estimated tax liability relating to the sale. The cost in excess of net assets of acquired company was determined based upon a percentage of the Company's total cost in excess of net assets of acquired company associated with its acquisition of Peek, based on the 1997 revenues of the Field Data business relative to Peek's total 1997 consolidated revenues.

        The acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $150,710,000, which is being amortized over 40 years. Allocation of the purchase price was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        Based on unaudited data, the following table presents selected financial information for the Company and Peek on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1997. The results of Peek exclude the results of businesses sold by Peek prior to its acquisition by the Company and Peek's Field Data business, which was sold to ONIX effective November 6, 1997.

                                                      Three Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands except per share amounts)              1998           1996
    ------------------------------------------------------------------------
    Revenues                                         $ 81,648       $108,579
    Net income                                            376         10,072
    Basic and diluted earnings per share                  .03            .81

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Peek been made at the beginning of fiscal 1997.

                                        9PAGE

                            THERMO POWER CORPORATION

        In connection with the acquisition of Peek, the Company has undertaken a restructuring of the acquired business. The restructuring activities will primarily include reductions in staffing levels and abandonment of excess facilities. In connection with these restructuring activities the Company established reserves totaling $15,101,000 for estimated severance, excess facilities, and other exit costs associated with the acquisition, none of which was expended during the first quarter of fiscal 1998. This amount was recorded as a cost of the acquisition of Peek in accordance with Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3). As of January 3, 1998, unresolved matters related to the restructuring of Peek include completing the identification of specific employees for termination and locations to be abandoned or consolidated, as well as other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring Peek will not occur beyond one year from the date of acquisition. Any changes to estimates of these costs will be recorded as adjustments to cost in excess of net assets of acquired companies.

        Notes payable in the accompanying January 3, 1998, balance sheet includes $25,060,000 of borrowings at Peek. As of January 3, 1998, Peek had outstanding promissory notes aggregating $17,470,000 and borrowings under a line of credit totaling $7,590,000. The promissory notes bear interest at variable rates and are due on demand as a result of Peek's violations of certain debt covenants. The weighted average interest rate on the promissory notes outstanding as of January 3, 1998, was 6.40%. The Company expects to repay the promissory notes during the second quarter of fiscal 1998. Borrowings under the line of credit are payable on demand and are denominated in British pounds sterling. As of January 3, 1998, the remaining amount available under the line of credit was 400,000 British pounds sterling. Borrowings under the line of credit bear interest at applicable London interbank market rates plus 45 basis points (6.89% at January 3, 1998). Borrowings under the line of credit are guaranteed by Thermo Electron.

        Peek enters into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than its subsidiaries' local currencies. The purpose of Peek's foreign currency hedging activities is to protect Peek's local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Because Peek's forward contracts are entered into as hedges against existing foreign currency exposures, there generally is no effect on the income statement since gains or losses on the customer contract offset gains or losses on the forward contract.


                                       10PAGE

                            THERMO POWER CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company's business is divided into four segments: Traffic Control, Industrial Refrigeration Systems, Engines, and Cooling and Cogeneration Systems. Through the Company's Peek subsidiary, acquired November 1997, the Traffic Control segment develops, markets, installs, and services equipment to monitor and regulate traffic flow in cities and towns around the world. Peek offers a wide range of products, including hardware, such as detectors, counter classifiers, traffic signals and controllers, and variable message signs, as well as traffic management systems that integrate these products to ease roadway congestion, improve safety, and collect data. Traffic management systems include variable message systems to advise drivers of accidents and other roadway hazards, traffic signal-timing systems that adapt continuously to changing conditions to minimize delays, video systems to give real-time analysis of traffic flows at intersections and on highways, and automatic toll-collection systems. The Company also offers high-resolution video equipment to aid police officers in capturing the information necessary to charge individuals with motor vehicle violations such as speeding and red light violations. The Company's results of operations and financial position for fiscal 1998 are expected to be affected significantly by the acquisition of Peek.

        Funding patterns of governmental entities, as well as seasonality, are expected to result in fluctuations in quarterly revenues and income of the Traffic Control segment. As a result of these factors, Peek has historically experienced relatively higher sales and net income in the second and fourth calendar quarters and relatively lower sales and net income in the first and third calendar quarters. Additionally, a portion of the Traffic Control segment's revenues result from the sale of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income.

                                       11PAGE

                            THERMO POWER CORPORATION

        A significant portion of the Traffic Control segment's revenues originate outside the U.S., principally in Europe. Foreign divisions and subsidiaries principally sell in their local currencies and generally seek to charge their customers in the same currency as their operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts. Since the operations of the Traffic Control segment are conducted principally in Europe, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe.

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

        Within the Engines segment, the Company's Crusader Engines division manufactures gasoline engines for recreational boats; propane and gasoline engines for lift trucks; and natural gas engines for vehicular, cooling, pumping, refrigeration, and other industrial applications.

        The Cooling and Cogeneration Systems segment consists of the Company's Tecogen division and the Company's ThermoLyte Corporation subsidiary. Tecogen designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured for Tecogen by FES, and the cogeneration systems are manufactured for Tecogen by Crusader. Tecogen also conducts research and development of natural gas-engine technology and on applications of thermal energy. ThermoLyte is developing and commercializing various gas-powered lighting products.


                                       12PAGE

                            THERMO POWER CORPORATION

        The Company's revenues by industry segment are as follows:

                                                     Three Months Ended
                                                  -------------------------
                                                  January 3,   December 28,
    (In thousands)                                      1998           1996
    -----------------------------------------------------------------------
    Traffic Control                                  $38,752        $     -
    Industrial Refrigeration Systems                  17,009         19,146
    Engines                                            5,124          5,407
    Cooling and Cogeneration Systems                   2,958          4,616
    Intersegment sales elimination                      (281)          (383)
                                                     -------        -------
                                                     $63,562        $28,786
                                                     =======        =======

        The Company will be required to modify or replace portions of its software and hardware, including the software and hardware of Peek, so that it will function properly in the year 2000. Costs associated with purchasing software and hardware that is year 2000 compliant, excluding costs associated with Peek, is included in estimated capital expenditures for the remainder of fiscal 1998, disclosed in liquidity and capital resources. The cost of such new software and hardware will be capitalized and amortized over it's useful life, and is not expected to have a material effect on the Company's results of operations. The Company is in the process of assessing the impact of the year 2000 issue on the operations of Peek, including the development of cost estimates for, and the extent of any programming changes that might be required to address, this issue. At this time, the Company is unable to determine the materiality of the year 2000 issue at Peek.

    Results of Operations

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997

        Total revenues increased to $63,562,000 in the first quarter of fiscal 1998 from $28,786,000 in the first quarter of fiscal 1997, due to the inclusion of $38,752,000 of revenues from Peek, acquired November 1997. Peek's revenues are not necessarily indicative of future quarterly operating results due to funding patterns of governmental entities and seasonality. Industrial Refrigeration Systems segment revenues decreased to $17,009,000 in fiscal 1998 from $19,146,000 in fiscal 1997, primarily due to lower demand for standard industrial refrigeration packages at FES and lower demand for reconditioned cooling equipment at NuTemp. Engines segment revenues decreased to $5,124,000 in fiscal 1998 from $5,407,000 in fiscal 1997, primarily due to decreased sales of marine-engine related products. Cooling and Cogeneration Systems segment revenues decreased to $2,958,000 in fiscal 1998 from $4,616,000 in fiscal 1997, principally due to decreased revenues from gas-fueled cooling systems.

                                       13PAGE

                            THERMO POWER CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

        The gross profit margin increased to 29% in the first quarter of fiscal 1998 from 15% in the first quarter of fiscal 1997, primarily due to a 35% gross profit margin at Peek. The gross profit margin at Peek is not necessarily indicative of future quarterly operating results for the reasons discussed above. The gross profit margin for the Industrial Refrigeration Systems segment increased to 22% in fiscal 1998 from 18% in fiscal 1997, primarily due to lower warranty expenses and manufacturing efficiencies at FES. The gross profit margin for the Engines segment increased to 8% in fiscal 1998 from 3% in fiscal 1997, primarily due to a decrease in sales of lower-margin marine-engine related products. The gross profit margin for the Cooling and Cogeneration Systems segment increased to 19% in fiscal 1998 from 18% in fiscal 1997, primarily due to a decrease in sales of lower-margin gas-fueled cooling systems.

        Selling, general, and administrative expenses as a percentage of revenues increased to 21% in the first quarter of fiscal 1998 from 13% in the first quarter of fiscal 1997, principally due to relatively higher selling, general, and administrative expenses as a percentage of revenues at Peek. Research and development expenses increased to $1,729,000 in fiscal 1998 from $644,000 in fiscal 1997, due to the inclusion of $1,154,000 of research and development expenses at Peek.

        Interest income increased to $589,000 in the first quarter of fiscal 1998 from $451,000 in the first quarter of fiscal 1997, principally due to interest earned on the receivable from ONIX Systems Inc. relating to the sale of Peek's Field Data business (Note 3). Interest expense increased $1,420,000 due to borrowings in November 1997 from Thermo Electron Corporation to finance the acquisition of Peek (Note 3), and the inclusion of $245,000 of interest expense at Peek.

        The effective tax rate decreased to 46% in the first quarter of fiscal 1998 from 70% in the first quarter of fiscal 1997. These rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies, an increase in the valuation allowance for net operating loss carryforwards and other tax assets of the Company's ThermoLyte subsidiary, and the impact of state income taxes. The effective tax rate declined from fiscal 1997 to fiscal 1998 principally due to the smaller relative effect of the valuation allowance required at ThermoLyte.

        Minority interest expense increased to $189,000 in the first quarter of fiscal 1998 from $78,000 in the first quarter of fiscal 1997 due to minority interest expense on Peek's earnings relating to Peek shares tendered after November 6, 1997, through January 16, 1998. As of January 16, 1998, the Company had acquired all of the Peek outstanding ordinary shares.



                                       14PAGE

                            THERMO POWER CORPORATION

    Liquidity and Capital Resources

        Consolidated working capital was $36,300,000 at January 3, 1998, compared with $54,708,000 at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $48,836,000 at January 3, 1998, compared with $28,518,000 at
    September 27, 1997. Of the $48,836,000 balance at January 3, 1998, $15,037,000 was held by ThermoLyte, and the remainder was held by the Company and its wholly owned subsidiaries. At January 3, 1998, $13,611,000 of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, repatriation of this cash into the United States would be subject to a United States tax. Additionally, working capital at January 3, 1998, was reduced by common stock of subsidiary subject to redemption of $18,138,000, which represents ThermoLyte's common stock, redeemable in December 1998 or 1999, the redemption value of which is $18,450,000.

        During the first quarter of fiscal 1998, $8,078,000 of cash was provided by operating activities. Cash provided by the Company's operating results was improved by a reduction in inventories of $7,333,000, offset in part by an increase in accounts receivable of $3,354,000. The decrease in inventories and increase in accounts receivable resulted primarily at Peek, due to the timing of shipments. The increase in accounts receivable at Peek was offset in part by a decrease in accounts receivable principally at Crusader, NuTemp, and FES, due to a decrease in sales.

        During the first quarter of fiscal 1998, the Company's primary investing activities included $143,743,000 expended for the Peek acquisition (Note 3), net of cash acquired, $1,886,000 expended for purchases of rental assets and property, plant, and equipment, and $1,524,000 in proceeds received from the sale of rental assets and property, plant, and equipment. At January 3, 1998, $5,111,000 was accrued for Peek shares acquired in the second quarter of fiscal 1998 in completion of the Company's acquisition of Peek (Note 3). The Company received payment of $19,117,000, relating to the sale of Peek's Field Data business, from ONIX in January 1998 (Note 3). During the remainder of fiscal 1998, the Company expects to make capital expenditures for the purchase of rental assets and property, plant, and equipment of approximately $13,600,000, including approximately $550,000 for software and hardware that is year 2000 compliant.

        The Company's financing activities provided $156,086,000 of cash in the first quarter of fiscal 1998. The Company borrowed $160,000,000 from Thermo Electron to finance the acquisition of Peek (Note 3) and expended $1,129,000 of cash for the purchase of Company common stock. The Company's Board of Directors has authorized the repurchase, through March 17, 1998, of up to $5,000,000 of its own securities. Any such purchases would be funded from working capital. As of January 3, 1998, $258,000 remained under the Company's authorization.


                                       15PAGE

                            THERMO POWER CORPORATION

        The Company's $160,000,000 promissory note to Thermo Electron is due in November 1999. Thermo Electron has indicated its intention to require that the Company's indebtedness to Thermo Electron be repaid only to the extent the Company's liquidity and cash flow permit. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future, except for repayment of the promissory note to Thermo Electron as discussed above.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding the exhibits.

    (b) Reports on Form 8-K

        On November 21, 1997, the Company filed a Current Report on Form 8-K pertaining to its tender offer for all of the outstanding shares of Peek plc. On January 20, 1998, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.





                                       16PAGE

                            THERMO POWER CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of February 1998.

                                              THERMO POWER CORPORATION



                                              Paul F. Kelleher
                                              ---------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              ---------------------------
                                              John N. Hatsopoulos
                                              Chief Financial Officer and
                                                Senior Vice President


















                                       17PAGE

                            THERMO POWER CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------

      2.1 Share Purchase Agreement dated as of January 29, 1998, among the Company, ONIX Systems Inc., Radley Services Ltd., and Peek Corporation.

     10.1 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 10, 1997, between the Company and Thermo Electron Corporation.

     27           Financial Data Schedule.