Form 10-Q
period 1998-04-04
THERMO POWER CORP
filed 1998-05-11
CIK 813895

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.10 par value                11,822,963
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                     April 4,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 29,797       $ 19,347
      Available-for-sale investments, at quoted
        market value (amortized cost of $4,043
        and $9,129)                                     4,059          9,171
      Accounts receivable, less allowances of
        $13,703 and $757                               57,451         21,012
      Unbilled contract costs and fees                  7,260          4,856
      Inventories:
        Raw materials                                  32,216         17,570
        Work in process                                 4,384          1,077
        Finished goods                                  6,126          1,237
      Prepaid income taxes                              4,652          3,118
      Other current assets                              2,744            219
                                                     --------       --------
                                                      148,689         77,607
                                                     --------       --------

    Rental Assets, at Cost                             13,813         13,645
      Less: Accumulated depreciation and
            amortization                                3,591          3,369
                                                     --------       --------
                                                       10,222         10,276
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            33,518         19,637
      Less: Accumulated depreciation and
            amortization                                8,961          9,046
                                                     --------       --------
                                                       24,557         10,591
                                                     --------       --------

    Long-term Available-for-sale Investments, at
      Quoted Market Value (amortized cost of
      $2,301 in fiscal 1997; Note 3)                        -          2,200
                                                     --------       --------
    Other Assets                                          238            236
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                              155,295          7,082
                                                     --------       --------
                                                     $339,001       $107,992
                                                     ========       ========

                                        2PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable (Note 3)                         $    822       $      -
      Accounts payable                                 34,985          9,622
      Accrued payroll and employee benefits             8,751          3,133
      Billings in excess of contract costs and fees     5,824          1,353
      Accrued income taxes                              3,343          1,620
      Accrued warranty costs                            4,958          3,435
      Common stock of subsidiary subject to
        redemption ($18,450 redemption value)          18,215              -
      Accrued acquisition expenses (Note 3)            12,489              -
      Other accrued expenses                           19,884          3,240
      Due to parent company and affiliated
        companies                                       3,045            496
                                                     --------       --------
                                                      112,316         22,899
                                                     --------       --------
    Deferred Income Taxes                               1,103            114
                                                     --------       --------
    Long-term Obligations (includes $160,000 due
      to parent company; Note 3)                      160,333            252
                                                     --------       --------
    Common Stock of Subsidiary Subject to
      Redemption ($18,450 redemption value)                 -         18,059
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.10 par value, 30,000,000
        shares authorized; 12,493,371 shares issued     1,249          1,249
      Capital in excess of par value                   55,392         55,283
      Retained earnings                                13,578         13,811
      Treasury stock at cost, 670,408 and
        578,124 shares                                 (4,650)        (3,636)
      Cumulative translation adjustment                  (330)             -
      Net unrealized gain (loss) on available-
        for-sale investments                               10            (39)
                                                     --------       --------
                                                       65,249         66,668
                                                     --------       --------
                                                     $339,001       $107,992
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands except per share amounts)              1998          1997
    -----------------------------------------------------------------------
    Revenues                                          $68,554       $28,825
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                 51,809        23,331
      Selling, general, and administrative expenses    13,410         4,433
      Research and development expenses                 2,659           627
                                                      -------       -------
                                                       67,878        28,391
                                                      -------       -------

    Operating Income                                      676           434

    Interest Income                                       668           472
    Interest Expense (includes $2,314 to related
      party in fiscal 1998; Note 3)                    (2,636)           (4)
                                                      -------       -------
    Income (Loss) Before Provision (Benefit) for
      Income Taxes and Minority Interest               (1,292)          902
    Provision (Benefit) for Income Taxes                  (82)          449
    Minority Interest Expense                              78            78
                                                      -------       -------
    Net Income (Loss)                                 $(1,288)      $   375
                                                      =======       =======
    Basic and Diluted Earnings (Loss) per Share
      (Note 2)                                        $  (.11)      $   .03
                                                      =======       =======
    Weighted Average Shares (Note 2):
      Basic                                            11,802        12,467
                                                      =======       =======
      Diluted                                          11,802        12,472
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                        Six Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands except per share amounts)              1998         1997
    ----------------------------------------------------------------------
    Revenues                                         $132,116     $ 57,611
                                                     --------     --------

    Costs and Operating Expenses:
      Cost of revenues                                 97,058       47,864
      Selling, general, and administrative expenses    26,845        8,213
      Research and development expenses                 4,388        1,271
                                                     --------     --------
                                                      128,291       57,348
                                                     --------     --------

    Operating Income                                    3,825          263

    Interest Income (includes $180 from related
      party in fiscal 1998; Note 3)                     1,257          923
    Interest Expense (includes $3,489 to related
      party in fiscal 1998; Note 3)                    (4,061)          (9)
                                                     --------     --------
    Income Before Provision for Income Taxes and
      Minority Interest                                 1,021        1,177
    Provision for Income Taxes                            987          642
    Minority Interest Expense                             267          156
                                                     --------     --------
    Net Income (Loss)                                $   (233)    $    379
                                                     ========     ========
    Basic and Diluted Earnings (Loss) per Share
      (Note 2)                                       $   (.02)    $    .03
                                                     ========     ========
    Weighted Average Shares (Note 2):
      Basic                                            11,850       12,478
                                                     ========     ========
      Diluted                                          11,850       12,488
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands)                                       1998          1997
    -----------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                             $    (233)    $     379
      Adjustments to reconcile net income (loss)
        to net cash provided by operating
        activities:
          Depreciation and amortization                 5,213         1,257
          Provision for losses on accounts
            receivable                                    158             9
          Minority interest expense                       267           156
          Increase in deferred income taxes            (1,814)            -
          Other noncash items                              75            30
          Changes in current accounts, excluding
            the effects of acquisition:
              Accounts receivable                         973        (1,149)
              Inventories                               9,851            75
              Unbilled contract costs and fees          1,191         2,143
              Other current assets                       (468)         (351)
              Accounts payable                         (2,678)          515
              Other current liabilities                (6,030)          976
                                                    ---------     ---------
    Net cash provided by operating activities           6,505         4,040
                                                    ---------     ---------
    Investing Activities:
      Acquisition, net of cash acquired (Note 3)     (148,854)            -
      Sale of acquired business to related party
        (Note 3)                                       19,117             -
      Proceeds from sale and maturities of
        available-for-sale investments                  5,011         6,000
      Increase in rental assets                        (1,035)         (570)
      Proceeds from sale of rental assets                 619           944
      Purchases of property, plant, and equipment      (2,956)       (1,508)
      Proceeds from sale of property, plant,
        and equipment                                   1,305             -
      Other                                              (751)            -
                                                    ---------     ---------
    Net cash provided by (used in) investing
      activities                                     (127,544)        4,866
                                                    ---------     ---------
    Financing Activities:
      Issuance of long-term obligation to parent
        company (Note 3)                              160,000             -
      Decrease in short-term notes payable (Note 3)   (27,823)            -
      Repurchases of Company common stock              (1,380)       (2,034)
      Net proceeds from issuance of Company
        common stock                                      475            71
      Repayment of long-term obligations                 (103)          (27)
                                                    ---------     ---------
    Net cash provided by (used in) financing
      activities                                    $ 131,169     $  (1,990)
                                                    ---------     ---------
                                        6PAGE

                            THERMO POWER CORPORATION

                                   (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                    April 4,      March 29,
    (In thousands)                                      1998           1997
    -----------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $     320      $       -
                                                   ---------      ---------
    Increase in Cash and Cash Equivalents             10,450          6,916
    Cash and Cash Equivalents at Beginning of
      Period                                          19,347         29,852
                                                   ---------      ---------
    Cash and Cash Equivalents at End of Period     $  29,797      $  36,768
                                                   =========      =========
    Noncash Activities (Note 3):
      Fair value of assets of acquired company     $ 271,109      $       -
      Cash paid for acquired company                (164,435)             -
      Cash paid in prior year for acquired company    (2,301)             -
                                                   ---------      ---------
        Liabilities assumed of acquired company    $ 104,373      $       -
                                                   =========      =========


    The accompanying notes are an integral part of these consolidated financial statements.









                                        7PAGE

                            THERMO POWER CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three- and six-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the six-month periods ended April 4, 1998, and March 29, 1997. The Company's results of operations for the six-month periods ended April 4, 1998, and March 29, 1997, included 27 weeks and 26 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

    2.  Earnings (Loss) per Share

        During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equals the Company's previously reported earnings per share for the fiscal 1997 periods. Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share for the fiscal 1997 periods have been computed assuming the exercise of stock options and their related income tax effect. The computation of diluted loss per share for the fiscal 1998 periods excludes the effect of assuming the exercise of stock options because the effect would be antidilutive due to the Company's net loss during those periods.


                                        8PAGE

                            THERMO POWER CORPORATION

        Basic and diluted earnings (loss) per share were calculated as follows:

                                 Three Months Ended       Six Months Ended
                                --------------------    --------------------
    (In thousands except       April 4,   March 29,    April 4,    March 29,
    per share amounts)             1998        1997        1998         1997
    ------------------------------------------------------------------------
    Basic
    Net income (loss)           $(1,288)    $   375     $  (233)     $   379
                                -------     -------     -------      -------
    Weighted average shares      11,802      12,467      11,850       12,478
                                -------     -------     -------      -------
    Basic earnings (loss)
      per share                 $  (.11)    $   .03     $  (.02)     $   .03
                                =======     =======     =======      =======
    Diluted
    Net income (loss)           $(1,288)    $   375     $  (233)     $   379
                                -------     -------     -------      -------
    Weighted average shares      11,802      12,467      11,850       12,478
    Effect of stock options           -           5           -           10
                                -------     -------     -------      -------
    Weighted average shares,
      as adjusted                11,802      12,472      11,850       12,488
                                -------     -------     -------      -------
    Diluted earnings (loss)
      per share                 $  (.11)    $   .03     $  (.02)     $   .03
                                =======     =======     =======      =======

        As of April 4, 1998, the computation of diluted loss per share excludes the effect of assuming the exercise of 1,188,749 outstanding stock options, with exercise prices ranging from $6.40 to $17.53 per share, because the effect would be antidilutive.

    3.  Acquisition

        On November 6, 1997, the Company declared unconditional in all respects its cash tender offer for the outstanding ordinary shares of Peek plc (Peek). The aggregate cost to acquire all outstanding Peek ordinary shares, including related expenses, is estimated at approximately $166,736,000. The purchase price includes $2,301,000 that was paid for shares acquired in fiscal 1997, classified as "Long-term available-for-sale investments" in the accompanying September 27, 1997, balance sheet. The Company made final payments for the Peek ordinary shares outstanding in the second quarter of fiscal 1998. Peek develops, markets, installs, and services equipment to monitor and regulate traffic flow in cities and towns around the world. In addition, through its Measurement business, sold by the Company effective November 6, 1997, Peek developed and marketed field measurement products.

                                        9PAGE

                            THERMO POWER CORPORATION

        To finance the acquisition of Peek, the Company borrowed $160,000,000 from Thermo Electron Corporation pursuant to a promissory note due November 1999, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        Subsequent to Peek's acquisition by the Company, the Company sold its Measurement business to ONIX Systems Inc., a majority-owned subsidiary of Thermo Instrument Systems Inc., effective November 6, 1997, for $19,117,000 in cash. Thermo Instrument is a majority-owned subsidiary of Thermo Electron. The components of the sales price for the Measurement business consisted of the net tangible book value of the Measurement business, cost in excess of net assets of acquired company, and the estimated tax liability relating to the sale. The cost in excess of net assets of acquired company was determined based upon a percentage of the Company's total cost in excess of net assets of acquired company associated with its acquisition of Peek, based on the 1997 revenues of the Measurement business relative to Peek's total 1997 consolidated revenues.

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

        Based on unaudited data, the following table presents selected financial information for the Company and Peek on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1997. The results of Peek exclude the results of businesses sold by Peek prior to its acquisition by the Company and Peek's Measurement business, which was sold to ONIX effective November 6, 1997.

                             Three Months Ended          Six Months Ended
                             ------------------      -----------------------
    (In thousands except        March 29,            April 4,      March 29,
    per share amounts)               1997                1998           1997
    ------------------------------------------------------------------------
    Revenues                     $ 60,767            $150,202       $169,346
    Net loss                      (12,982)               (912)        (2,910)
    Basic and diluted loss
      per share                     (1.04)               (.08)          (.23)

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Peek been made at the beginning of fiscal 1997.


                                       10PAGE

                            THERMO POWER CORPORATION

        In connection with the acquisition of Peek, the Company has undertaken a restructuring of the acquired business. The restructuring activities will primarily include reductions in staffing levels and abandonment of excess facilities. In connection with these restructuring activities, the Company established reserves totaling $15,101,000, primarily for estimated severance, excess facilities, and other exit costs associated with the acquisition, $2,822,000 of which was expended during the first six months of fiscal 1998. Amounts expended included operating losses of $1,682,000 at businesses the Company intends to sell, and the remainder primarily represented severance costs. Acquisition reserves were recorded as a cost of the acquisition of Peek in accordance with Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3). As of April 4, 1998, unresolved matters related to the restructuring of Peek include completing the identification of specific employees for termination and locations to be abandoned or consolidated, as well as other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring Peek will not occur beyond one year from the date of acquisition. Any changes to estimates of these costs will be recorded as adjustments to cost in excess of net assets of acquired companies.

        Notes payable in the accompanying April 4, 1998, balance sheet includes $475,000 of outstanding borrowings under a line of credit at Peek. Borrowings under the line of credit are payable on demand and are denominated in British pounds sterling. As of April 4, 1998, the remaining amount available under the line of credit was 4,712,000 British pounds sterling. Borrowings under the line of credit bear interest at applicable London interbank market rates plus 45 basis points and are guaranteed by Thermo Electron. In addition, in connection with the acquisition of Peek, the Company assumed promissory notes, which were repaid during the first six months of fiscal 1998.

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



                                       11PAGE

                            THERMO POWER CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

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

        Funding patterns of governmental entities, as well as seasonality, are expected to result in fluctuations in quarterly revenues and income of the Traffic Control segment. As a result of these factors, Peek has historically experienced higher sales and net income in the second and fourth calendar quarters and lower sales and net income in the first and third calendar quarters. Additionally, a portion of the Traffic Control segment's revenues result from the sale of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. The Company's operations resulted in a net loss for the second quarter of fiscal 1998, principally due to interest expense on borrowings to fund the acquisition of Peek exceeding the current quarter's operating


                                       12PAGE

                            THERMO POWER CORPORATION
    income. Government funding patterns and seasonality resulted in a decrease in operating income in the second quarter of fiscal 1998, as compared to the first quarter of fiscal 1998.

        A significant portion of the Traffic Control segment's revenues originate outside the U.S., principally in Europe. Foreign divisions and subsidiaries principally sell in their local currencies and generally seek to charge their customers in the same currency as their operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts. Since the operations of the Traffic Control segment are conducted principally in Europe, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. In addition, the Traffic Control segment has operations in Asia and revenues from exports to Asia. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia could be adversely affected by the unstable economic conditions in Asia.

        Through the Company's FES division, the Industrial Refrigeration Systems segment supplies standard and custom-designed industrial refrigeration systems used primarily by the food-processing, chemical, petrochemical, and pharmaceutical industries. NuTemp, Inc. is a supplier of both remanufactured and new industrial refrigeration and commercial cooling equipment for sale or rental. NuTemp's industrial refrigeration equipment is used primarily in the food-processing, chemical, petrochemical, and pharmaceutical industries, and its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors. The demand for NuTemp's equipment is typically highest in the summer months and can be adversely affected by cool summer weather.

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

                                       13PAGE

                            THERMO POWER CORPORATION

        The Company's revenues by industry segment are as follows:

                                  Three Months Ended      Six Months Ended
                                 --------------------   --------------------
                                 April 4,   March 29,   April 4,   March 29,
    (In thousands)                   1998        1997       1998        1997
    ------------------------------------------------------------------------

    Traffic Control              $ 38,983   $      -    $ 77,735   $      -
    Industrial Refrigeration
      Systems                      18,387     15,639      35,396     34,785
    Engines                         6,484      7,916      11,608     13,323
    Cooling and Cogeneration
      Systems                       4,797      5,948       7,755     10,564
    Intersegment sales
      elimination                     (97)      (678)       (378)    (1,061)
                                 --------   --------    --------   --------
                                 $ 68,554   $ 28,825    $132,116   $ 57,611
                                 ========   ========    ========   ========

    Results of Operations

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------

        Total revenues increased to $68,554,000 in the second quarter of fiscal 1998 from $28,825,000 in the second quarter of fiscal 1997, due to the inclusion of $38,983,000 of revenues from Peek, acquired November 1997. Peek's second quarter revenues are not necessarily indicative of future quarterly operating results due to funding patterns of governmental entities and seasonality. Industrial Refrigeration Systems segment revenues increased to $18,387,000 in fiscal 1998 from $15,639,000 in fiscal 1997, primarily due to greater demand for custom-designed industrial refrigeration packages at FES. Engines segment revenues decreased to $6,484,000 in fiscal 1998 from $7,916,000 in fiscal 1997, primarily due to decreased sales of marine-engine related products. Cooling and Cogeneration Systems segment revenues decreased to $4,797,000 in fiscal 1998 from $5,948,000 in fiscal 1997, principally due to decreased revenues from gas-fueled cooling systems.

        The gross profit margin increased to 24% in the second quarter of fiscal 1998 from 19% in the second quarter of fiscal 1997, primarily due to a 29% gross profit margin at Peek. The gross profit margin at Peek is not necessarily indicative of future quarterly operating results for the reasons discussed above. The gross profit margin for the Industrial Refrigeration Systems segment was unchanged at 21% in fiscal 1998 and 1997. The gross profit margin for the Engines segment decreased to 7% in fiscal 1998 from 10% in fiscal 1997, primarily due to a decrease in revenues. The gross profit margin for the Cooling and Cogeneration Systems segment increased to 22% in fiscal 1998 from 20% in fiscal 1997, primarily due to a decrease in sales of lower-margin gas-fueled cooling systems.

                                       14PAGE

                            THERMO POWER CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

        Selling, general, and administrative expenses as a percentage of revenues increased to 20% in the second quarter of fiscal 1998 from 15% in the second quarter of fiscal 1997, principally due to relatively higher selling, general, and administrative expenses as a percentage of revenues at Peek. Research and development expenses increased to $2,659,000 in fiscal 1998 from $627,000 in fiscal 1997, due to the inclusion of $2,136,000 of research and development expenses at Peek.

        Interest income increased to $668,000 in the second quarter of fiscal 1998 from $472,000 in the second quarter of fiscal 1997, principally due to an increase in average invested balances. Interest expense increased by $2,632,000 due to borrowings from Thermo Electron to finance the acquisition of Peek (Note 3) and the inclusion of $319,000 of interest expense at Peek.

        The effective tax rate decreased to 6% in the second quarter of fiscal 1998 from 50% in the second quarter of fiscal 1997. The Company recorded a tax benefit in fiscal 1998 at an effective tax rate below the statutory federal income tax rate primarily due to the relative impact of nondeductible amortization of cost in excess of net assets of acquired companies on the Company's pretax loss for the quarter. The effective tax rate for fiscal 1997 exceeded the statutory federal income tax rate primarily due to an increase in the valuation allowance for net operating loss carryforwards and other tax assets of the Company's ThermoLyte subsidiary, and the impact of state income taxes. The effective tax rate in fiscal 1998 was substantially lower than the effective tax rate in fiscal 1997 principally due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies relating to the Peek acquisition.

        The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products, except those of Peek, are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. The Company is in the process of assessing the impact of the year 2000 problem on the internal information systems and current products of Peek. At this time the Company is unable to determine the materiality of the year 2000 problem at Peek. There can be no assurance that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

        The Company is presently assessing the effect that the year 2000 problem may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not

                                       15PAGE

                            THERMO POWER CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

    completed its analysis and is unable to conclude at this time that the year 2000 problem as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------

        Total revenues increased to $132,116,000 in the first six months of fiscal 1998 from $57,611,000 in the first six months of fiscal 1997, due to the inclusion of $77,735,000 of revenues from Peek, acquired November 1997. Industrial Refrigeration Systems segment revenues increased to $35,396,000 in fiscal 1998 from $34,785,000 in fiscal 1997, primarily due to revenue improvement at FES, resulting principally from greater demand for custom-designed industrial refrigeration packages, offset in part by lower demand for standard industrial refrigeration packages. Engines segment revenues decreased to $11,608,000 in fiscal 1998 from $13,323,000 in fiscal 1997, primarily due to decreased sales of marine-engine related products. Cooling and Cogeneration Systems segment revenues decreased to $7,755,000 in fiscal 1998 from $10,564,000 in fiscal 1997, principally due to decreased revenues from gas-fueled cooling systems.

        The gross profit margin increased to 27% in the first six months of fiscal 1998 from 17% in the first six months of fiscal 1997, primarily due to a 32% gross profit margin at Peek. The gross profit margin for the Industrial Refrigeration Systems segment increased to 21% in fiscal 1998 from 19% in fiscal 1997, primarily due to manufacturing efficiencies at FES. The gross profit margin for the Engines segment was unchanged at 7% in fiscal 1998 and 1997. The gross profit margin for the Cooling and Cogeneration Systems segment increased to 21% in fiscal 1998 from 20% in fiscal 1997, primarily due to a decrease in sales of lower-margin gas-fueled cooling systems.

        Selling, general, and administrative expenses as a percentage of revenues increased to 20% in the first six months of fiscal 1998 from 14% in the first six months of fiscal 1997, principally due to relatively higher selling, general, and administrative expenses as a percentage of revenues at Peek. Research and development expenses increased to $4,388,000 in fiscal 1998 from $1,271,000 in fiscal 1997, due to the inclusion of $3,290,000 of research and development expenses at Peek.
        Interest income increased to $1,257,000 in the first six months of fiscal 1998 from $923,000 in the first six months of fiscal 1997, principally due to an increase in average invested balances. Interest expense increased by $4,052,000 due to borrowings from Thermo Electron to finance the acquisition of Peek (Note 3) and the inclusion of $564,000 of interest expense at Peek.

        The effective tax rate increased to 97% in the first six months of fiscal 1998 from 55% in the first six months of fiscal 1997. The effective tax rate for fiscal 1998 exceeded the statutory federal income tax rate primarily due to the relative impact of nondeductible amortization of cost in excess of net assets of acquired companies on the

                                       16PAGE

                            THERMO POWER CORPORATION

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------
    (continued)

    Company's pretax income for the first six months of fiscal 1998. The effective tax rate for fiscal 1997 exceeded the statutory federal income tax rate primarily due to an increase in the valuation allowance for net operating loss carryforwards and other tax assets of the Company's ThermoLyte subsidiary, and the impact of state income taxes. The effective tax rate increased from fiscal 1997 to fiscal 1998 principally due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies relating to the Peek acquisition.

        Minority interest expense increased to $267,000 in the first six months of fiscal 1998 from $156,000 in the first six months of fiscal 1997 due to minority interest expense on Peek's earnings relating to Peek shares tendered after November 6, 1997, through January 16, 1998. As of January 16, 1998, the Company had acquired all of the Peek outstanding ordinary shares.

    Liquidity and Capital Resources

        Consolidated working capital was $36,373,000 at April 4, 1998, compared with $54,708,000 at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $33,856,000 at April 4, 1998, compared with $28,518,000 at September 27,
    1997. Of the $33,856,000 balance at April 4, 1998, $14,644,000 was held by ThermoLyte, and the remainder was held by the Company and its wholly owned subsidiaries. At April 4, 1998, $14,822,000 of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, repatriation of this cash into the United States would be subject to a United States tax. Additionally, working capital at April 4, 1998, was reduced by common stock of subsidiary subject to redemption of $18,215,000, which represents ThermoLyte's common stock, redeemable in December 1998 or 1999, the redemption value of which is $18,450,000.

        During the first six months of fiscal 1998, $6,505,000 of cash was provided by operating activities. Cash provided by the Company's operating results was improved by a reduction in inventories of $9,851,000, offset in part by a reduction in other current liabilities of $6,030,000. The decrease in inventories resulted primarily at Peek, principally due to the timing of shipments. The decrease in other current liabilities also resulted primarily at Peek, principally from a reduction in accrued acquisition expenses (Note 3) and tax and dividend payments made during the first six months of fiscal 1998.

        During the first six months of fiscal 1998, the Company's primary investing activities, excluding available-for-sale investments activity, included the acquisition of Peek for $148,854,000 in cash, net of cash acquired, and the sale of Peek's Measurement business for $19,117,000 in cash (Note 3). In addition, the Company expended $3,991,000 for purchases of rental assets and property, plant, and equipment, and received

                                       17PAGE

                            THERMO POWER CORPORATION

    $1,924,000 in proceeds from the sale of rental assets and property, plant, and equipment. During the remainder of fiscal 1998, the Company expects to make capital expenditures for the purchase of rental assets and property, plant, and equipment of approximately $11,500,000, including approximately $500,000 for software and hardware that is year 2000 compliant.

        In April 1998, ThermoLyte signed a non-binding letter of intent to acquire the outstanding stock of Optronics, Inc. and Optronics International, Inc. for approximately $5.1 million in cash and the assumption of certain liabilities. The proposed acquisition is subject to certain conditions, including completion of due diligence and negotiation of a definitive agreement, as well as approval by the Company's and ThermoLyte's boards of directors and the stockholders of the potential acquiree. The final terms of such acquisition have not been determined, and there can be no assurance that the acquisition will be completed.

        The Company's financing activities provided $131,169,000 of cash in the first six months of fiscal 1998. The Company borrowed $160,000,000 from Thermo Electron to finance the acquisition of Peek (Note 3), repaid $27,823,000 of short-term borrowings, and expended $1,380,000 of cash for the purchase of Company common stock.

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


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------

       On March 13, 1998, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 1999. The directors reelected at the meeting were: Marshall J. Armstrong, J. Timothy Corcoran, Peter O. Crisp, John N. Hatsopoulos, Donald E. Noble, and Arvin H. Smith. Mr. Armstrong received 11,680,616 shares voted in favor of his election and 10,126 shares voted against. Messrs. Corcoran, Hatsopoulos, and Smith each received 11,681,942 shares voted in favor of his election and 8,800 shares voted against. Mr. Crisp received 11,681,892 shares voted in favor of his election and 8,850 shares voted against. Mr. Noble received 11,681,392 shares voted in favor of his election and 9,350 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding the exhibits.

                                       18PAGE

                            THERMO POWER CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1998.

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







                                       19PAGE

                            THERMO POWER CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------

     27           Financial Data Schedule.