Form 10-Q
period 1998-07-04
THERMO POWER CORP
filed 1998-08-12
CIK 813895

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                 ------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

                         Commission File Number 1-10573

                            THERMO POWER CORPORATION
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                       04-2891371
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                              02454-9046
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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.10 par value                11,829,963

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    July 4,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                        $ 25,920       $ 19,347
  Available-for-sale investments, at quoted
    market value (amortized cost of $4,107
    and $9,129)                                       4,114          9,171
  Accounts receivable, less allowances of
    $13,556 and $757                                 54,356         21,012
  Unbilled contract costs and fees                    8,935          4,856
  Inventories:
    Raw materials                                    28,320         17,570
    Work in process                                  11,957          1,077
    Finished goods                                    7,210          1,237
  Prepaid income taxes                                4,730          3,118
  Other current assets                                2,054            219
                                                   --------       --------

                                                    147,596         77,607
                                                   --------       --------

Rental Assets, at Cost                               14,345         13,645
  Less: Accumulated depreciation and
        amortization                                  3,940          3,369
                                                   --------       --------

                                                     10,405         10,276
                                                   --------       --------

Property, Plant, and Equipment, at Cost              38,641         19,637
  Less: Accumulated depreciation and
        amortization                                 13,255          9,046
                                                   --------       --------

                                                     25,386         10,591
                                                   --------       --------

Long-term Available-for-sale Investments,
  at Quoted Market Value (amortized cost
  of $2,301 in fiscal 1997; Note 3)                       -          2,200
                                                   --------       --------

Other Assets                                            299            236
                                                   --------       --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 3)                                155,504          7,082
                                                   --------       --------

                                                   $339,190       $107,992
                                                   ========       ========

                            THERMO POWER CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    July 4,  September 27,
(In thousands except share amounts)                    1998           1997
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable                                    $  1,244       $      -
  Accounts payable                                   31,320          9,622
  Accrued payroll and employee benefits               8,171          3,133
  Billings in excess of contract costs and fees       4,189          1,353
  Accrued income taxes                                4,913          1,620
  Accrued warranty costs                              5,847          3,435
  Common stock of subsidiary subject to
    redemption ($18,450 redemption value)            18,293              -
  Accrued acquisition expenses (Note 3)               4,479              -
  Other accrued expenses                             32,673          3,240
  Due to parent company and affiliated
    companies                                         1,334            496
                                                   --------       --------

                                                    112,463         22,899
                                                   --------       --------

Deferred Income Taxes                                 1,095            114
                                                   --------       --------

Long-term Obligations (includes $160,000 due to
  parent company; Note 3)                           160,435            252
                                                   --------       --------

Common Stock of Subsidiary Subject to
  Redemption ($18,450 redemption value)                   -         18,059
                                                   --------       --------

Shareholders' Investment:
  Common stock, $.10 par value, 30,000,000
    shares authorized; 12,493,371 shares issued       1,249          1,249
  Capital in excess of par value                     55,399         55,283
  Retained earnings                                  14,969         13,811
  Treasury stock at cost, 664,008 and 578,124
    shares                                           (4,605)        (3,636)
  Cumulative translation adjustment                  (1,819)             -
  Net unrealized gain (loss) on available-for-
    sale investments                                      4            (39)
                                                   --------       --------

                                                     65,197         66,668
                                                   --------       --------
-
                                                   $339,190       $107,992
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $64,923    $33,839
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       45,095     27,894
  Selling, general, and administrative expenses          12,932      4,519
  Research and development expenses                       1,969        507
                                                        -------    -------

                                                         59,996     32,920
                                                        -------    -------

Operating Income                                          4,927        919

Interest Income                                             416        466
Interest Expense (includes $2,335 to related
  party in fiscal 1998; Note 3)                          (2,483)        (5)
Gain on Sale of Related-party Investments                     -         53
                                                        -------    -------

Income Before Provision for Income Taxes and
  Minority Interest                                       2,860      1,433
Provision for Income Taxes                                1,391        639
Minority Interest Expense                                    78         78
                                                        -------    -------

Net Income                                              $ 1,391    $   716
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .12    $   .06
                                                        =======    =======

Weighted Average Shares (Note 2):
  Basic                                                  11,823     11,977
                                                        =======    =======
  Diluted                                                11,951     11,977
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO POWER CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Nine Months Ended
                                                      --------------------
                                                       July 4,    June 28,
(In thousands except per share amounts)                   1998        1997
--------------------------------------------------------------------------

Revenues                                              $197,039    $ 91,450
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues                                     142,153      75,758
  Selling, general, and administrative expenses         39,777      12,732
  Research and development expenses                      6,357       1,778
                                                      --------    --------

                                                       188,287      90,268
                                                      --------    --------

Operating Income                                         8,752       1,182

Interest Income (includes $257 from related
  party in fiscal 1998; Note 3)                          1,673       1,389
Interest Expense (includes $5,824 to related
  party in fiscal 1998; Note 3)                         (6,544)        (14)
Gain on Sale of Related-party Investments                    -          53
                                                      --------    --------

Income Before Provision for Income Taxes and
  Minority Interest                                      3,881       2,610
Provision for Income Taxes                               2,378       1,281
Minority Interest Expense                                  345         234
                                                      --------    --------

Net Income                                            $  1,158    $  1,095
                                                      ========    ========

Basic and Diluted Earnings per Share (Note 2)         $    .10    $    .09
                                                      ========    ========

Weighted Average Shares (Note 2):
  Basic                                                 11,841      12,311
                                                      ========    ========
  Diluted                                               11,931      12,318
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended
                                                 -----------------------
                                                   July 4,      June 28,
(In thousands)                                        1998          1997
------------------------------------------------------------------------

Operating Activities:
  Net income                                     $   1,158     $   1,095
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                  8,270         2,223
      Provision for losses on accounts
        receivable                                     167           157
      Gain on sale of investments                        -           (53)
      Minority interest expense                        345           234
      Change in deferred income taxes                 (877)            -
      Other noncash items                              (53)         (132)
      Changes in current accounts, excluding
        the effects of acquisition:
          Accounts receivable                       (1,674)         (913)
          Inventories                                1,340        (2,993)
          Unbilled contract costs and fees            (890)         (287)
          Other current assets                         (35)         (283)
          Accounts payable                          (3,281)        3,574
          Other current liabilities                    609         3,081
                                                 ---------     ---------

Net cash provided by operating activities            5,079         5,703
                                                 ---------     ---------

Investing Activities:
  Acquisition, net of cash acquired (Note 3)      (148,854)            -
  Sale of acquired business to related party
    (Note 3)                                        19,117             -
  Proceeds from sale and maturities of
    available-for-sale investments                   5,011         6,000
  Purchases of available-for-sale investments            -       (10,095)
  Increase in rental assets                         (2,374)       (2,304)
  Proceeds from sale of rental assets                1,230         1,213
  Purchases of property, plant, and equipment       (5,868)       (1,973)
  Proceeds from sale of property, plant, and
    equipment                                        2,066             -
  Other                                               (750)          273
                                                 ---------     ---------

Net cash used in investing activities            $(130,422)    $  (6,886)
                                                 ---------     ---------

                            THERMO POWER CORPORATION

                                   (Unaudited)


                                                     Nine Months Ended
                                                   ----------------------
                                                     July 4,     June 28,
(In thousands)                                          1998         1997
-------------------------------------------------------------------------

Financing Activities:
  Issuance of long-term obligation to parent
    company (Note 3)                               $ 160,000    $       -
  Decrease in short-term notes payable (Note 3)      (27,402)           -
  Purchases of Company common stock                   (1,390)      (3,569)
  Net proceeds from issuance of Company common
    stock                                                537           71
  Repayment of long-term obligations                       -          (42)
                                                   ---------    ---------

Net cash provided by (used in) financing
  activities                                         131,745       (3,540)
                                                   ---------    ---------

Exchange Rate Effect on Cash                             171            -
                                                   ---------    ---------

Increase (Decrease) in Cash and Cash
  Equivalents                                          6,573       (4,723)
Cash and Cash Equivalents at Beginning of
  Period                                              19,347       29,852
                                                   ---------    ---------

Cash and Cash Equivalents at End of Period         $  25,920    $  25,129
                                                   =========    =========

Noncash Activities (Note 3):
  Fair value of assets of acquired company         $ 271,109    $       -
  Cash paid for acquired company                    (164,435)           -
  Cash paid in prior year for acquired company        (2,301)           -
                                                   ---------    ---------

    Liabilities assumed of acquired company        $ 104,373    $       -
                                                   =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO POWER CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and nine-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the nine-month periods ended July 4, 1998, and June 28, 1997. The Company's results of operations for the nine-month periods ended July 4, 1998, and June 28, 1997, included 40 weeks and 39 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equal the Company's previously reported earnings per share for the fiscal 1997 periods. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the exercise of stock options and their related income tax effect.

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended       Nine Months Ended
                             --------------------     --------------------
(In thousands except         July 4,     June 28,     July 4,     June 28,
per share amounts)              1998         1997        1998         1997
--------------------------------------------------------------------------
Basic
Net income                   $ 1,391      $   716     $ 1,158      $ 1,095
                             -------      -------     -------      -------

Weighted average shares       11,823       11,977      11,841       12,311
                             -------      -------     -------      -------

Basic earnings per share     $   .12      $   .06     $   .10      $   .09
                             =======      =======     =======      =======

Diluted
Net income                   $ 1,391      $   716     $ 1,158      $ 1,095
                             -------      -------     -------      -------

Weighted average shares       11,823       11,977      11,841       12,311
Effect of stock options          128            -          90            7
                             -------      -------     -------      -------

Weighted average shares,
  as adjusted                 11,951       11,977      11,931       12,318
                             -------      -------     -------      -------

Diluted earnings per share   $   .12      $   .06     $   .10      $   .09
                             =======      =======     =======      =======

    As of July 4, 1998, the computation of diluted earnings per share excludes the effect of assuming the exercise of 73,000 outstanding stock options, with exercise prices ranging from $11.33 to $17.53 per share, because the effect would be antidilutive.

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

                                Three Months Ended     Nine Months Ended
                                ------------------   ---------------------
(In thousands except                 June 28,         July 4,     June 28,
per share amounts)                       1997            1998         1997
--------------------------------------------------------------------------
Revenues                             $ 81,686        $215,125     $251,032
Net income (loss)                      (3,243)            479       (6,153)
Basic and diluted earnings (loss)
  per share                              (.27)            .04         (.50)

    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Peek been made at the beginning of fiscal 1997.

    In connection with the acquisition of Peek, the Company has undertaken a restructuring of the acquired business. The restructuring activities primarily include reductions in staffing levels, abandonment of excess facilities, and the sale or closure of certain businesses. In connection with these restructuring activities, the Company established reserves totaling $15,101,000, primarily for estimated severance, excess facilities, operating losses at businesses the Company intends to sell, and other exit costs associated with the acquisition, $10,654,000 of which was expended during the first nine months of fiscal 1998. Amounts expended included operating losses of $3,840,000 at businesses the

Company intends to sell or discontinue, and the remainder primarily represented severance costs. Acquisition reserves were recorded as a cost of the acquisition of Peek in accordance with Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3). As of July 4, 1998, unresolved matters related to the restructuring of Peek include completing the identification of specific employees for termination and locations to be abandoned or consolidated, as well as other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring Peek will not occur beyond one year from the date of acquisition. Any changes to estimates of these costs will be recorded as adjustments to cost in excess of net assets of acquired companies.

    As of July 4, 1998, Peek had an unused line of credit of 5,000,000 British pounds sterling. Borrowings under the line of credit will bear interest at applicable London interbank market rates plus 45 basis points, are payable on demand, and are guaranteed by Thermo Electron. In addition, in connection with the acquisition of Peek, the Company assumed promissory notes totaling $28,407,000, which were repaid during the first half of fiscal 1998.

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

Overview

    The Company's business is divided into four segments: Traffic Control, Industrial Refrigeration Systems, Engines, and Cooling and Cogeneration Systems. Through the Company's Peek subsidiary, acquired November 1997, the Traffic Control segment develops, markets, installs, and services equipment to monitor and regulate traffic flow in cities and towns around the world. Peek offers a wide range of products, including hardware, such as detectors, counter classifiers, traffic signals and controllers, and variable message signs, as well as traffic management systems that integrate these products to ease roadway congestion, improve safety, and collect data. Traffic management systems include variable message systems to advise drivers of accidents and other roadway hazards, traffic signal-timing systems that adapt continuously to changing conditions to minimize delays, parking guidance systems, and public transportation-management systems that give buses priority at intersections. The Company also offers high-resolution video equipment to aid police officers in capturing the information necessary to charge individuals with motor vehicle violations such as speeding and red light violations.

    Funding patterns of governmental entities, as well as seasonality, are expected to result in fluctuations in quarterly revenues and income of the Traffic Control segment. As a result of these factors, Peek has historically experienced higher sales and net income in the first and third fiscal quarters and lower sales and net income in the second and fourth fiscal quarters. Additionally, a portion of the Traffic Control segment's revenues result from the sale of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. Government funding patterns and seasonality resulted in higher operating income in the first and third quarters of fiscal 1998, as compared to the second quarter of fiscal 1998.

    A significant portion of the Traffic Control segment's revenues originate outside the U.S., principally in Europe. Foreign divisions and subsidiaries principally sell in their local currencies and generally seek to charge their customers in the same currency as their operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company seeks to reduce its exposure to currency fluctuations through the use of forward contracts. Since the operations of the Traffic Control segment are conducted principally in Europe, the Company's operating results could be adversely affected by capital spending levels and economic conditions in Europe.

    Through the Company's FES division, the Industrial Refrigeration Systems segment supplies standard and custom-designed industrial refrigeration systems used primarily by the food-processing, chemical, petrochemical, and pharmaceutical industries. NuTemp, Inc. is a supplier of both remanufactured and new industrial refrigeration and commercial cooling equipment for sale or rental. NuTemp's industrial refrigeration equipment is used primarily in the food-processing, chemical, petrochemical, and pharmaceutical industries, and its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors. The demand for NuTemp's equipment is highest in the summer months and can be adversely affected by cool summer weather.

    Within the Engines segment, the Company's Crusader Engines division manufactures gasoline engines for recreational boats; propane and gasoline engines for lift trucks; and natural gas engines for vehicular, cooling, pumping, refrigeration, and other industrial applications.

    The Cooling and Cogeneration Systems segment consists of the Company's Tecogen division and the Company's ThermoLyte Corporation subsidiary. Tecogen designs, develops, markets, and services packaged cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured for Tecogen by FES, and the cogeneration systems are manufactured for Tecogen by Crusader. Tecogen also conducts research and development of natural gas-engine technology and on applications of thermal energy. ThermoLyte is developing and commercializing various gas-powered lighting products. On July 8, 1998, ThermoLyte acquired the outstanding stock of Optronics, Inc. for approximately $6.6 million in cash, including the repayment of $1.5 million of operating debt. The purchase price is subject to a post-closing adjustment. Optronics makes over 400 lighting and associated products, including tail-lights and turn-signal lights, portable lights for fishing and hunting, docking lights, and marine trailer lights, and serves the automotive, sporting goods, and marine markets.

    The Company's revenues by industry segment are as follows:

                                Three Months Ended     Nine Months Ended
                                -------------------    -------------------
                                July 4,    June 28,    July 4,    June 28,
(In thousands)                     1998        1997       1998        1997
--------------------------------------------------------------------------

Traffic Control                $ 34,292    $      -   $112,027    $      -
Industrial Refrigeration
  Systems                        20,149      21,297     55,545      56,082
Engines                           7,080       9,294     18,688      22,617
Cooling and Cogeneration
  Systems                         4,193       3,716     11,948      14,280
Intersegment Sales
  Elimination                      (791)       (468)    (1,169)     (1,529)
                               --------    --------   --------    --------

                               $ 64,923    $ 33,839   $197,039    $ 91,450
                               ========    ========   ========    ========

Results of Operations

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997

    Total revenues increased to $64,923,000 in the third quarter of fiscal 1998 from $33,839,000 in the third quarter of fiscal 1997, primarily due to the inclusion of $34,292,000 of revenues from Peek, acquired November 1997. Industrial Refrigeration Systems segment revenues decreased to $20,149,000 in fiscal 1998 from $21,297,000 in fiscal 1997, primarily due to lower revenues for custom-designed industrial refrigeration packages at FES, offset in part by increased revenues at NuTemp. Engines segment revenues decreased to $7,080,000 in fiscal 1998 from $9,294,000 in fiscal 1997, primarily due to the inclusion in fiscal 1997 of a large shipment of TecoDrive engines to one customer and, to a lesser extent, decreased sales of marine-engine related products, offset in part by an increase in lift truck engine sales. Cooling and Cogeneration Systems segment revenues increased to $4,193,000 in fiscal 1998 from $3,716,000 in fiscal 1997, principally due to increased revenues from gas-fueled cooling systems and packaged cogeneration systems.

    The gross profit margin increased to 31% in the third quarter of fiscal 1998 from 18% in the third quarter of fiscal 1997, primarily due to a 39% gross profit margin at Peek. The gross profit margin at Peek is not necessarily indicative of future quarterly operating results for the reasons discussed above. The gross profit margin for the Industrial Refrigeration Systems segment increased to 24% in fiscal 1998 from 20% in fiscal 1997, primarily due to manufacturing efficiencies and lower warranty expense at FES. The gross profit margin for the Engines segment increased to 12% in fiscal 1998 from 10% in fiscal 1997, primarily due to a reduction in warranty expenses in fiscal 1998. The gross profit margin for the Cooling and Cogeneration Systems segment decreased to 18% in fiscal 1998 from 21% in fiscal 1997, primarily due to an increase in sales of lower-margin gas-fueled cooling systems.

    Selling, general, and administrative expenses as a percentage of revenues increased to 20% in the third quarter of fiscal 1998 from 13% in the third quarter of fiscal 1997, principally due to selling, general, and administrative expenses representing 25% of revenues at Peek. Research and development expenses increased to $1,969,000 in fiscal 1998 from $507,000 in fiscal 1997, due to the inclusion of $1,491,000 of research and development expenses at Peek.

    Interest expense increased by $2,478,000 due to borrowings from Thermo Electron to finance the acquisition of Peek (Note 3) and the inclusion of $143,000 of interest expense at Peek.

    The effective tax rate increased to 49% in the third quarter of fiscal 1998 from 45% in the third quarter of fiscal 1997. The effective tax rate for fiscal 1998 exceeded the statutory federal income tax rate primarily due to the relative impact of nondeductible amortization of cost in excess of net assets of acquired companies on the Company's pretax income for the third quarter of fiscal 1998. The effective tax rate for fiscal 1997 exceeded the statutory federal income tax rate

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

primarily due to an increase in the valuation allowance for net operating loss carryforwards and other tax assets of the Company's ThermoLyte subsidiary, and the impact of state income taxes. The effective tax rate increased from fiscal 1997 to fiscal 1998 principally due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies relating to the Peek acquisition.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997

    Total revenues increased to $197,039,000 in the first nine months of fiscal 1998 from $91,450,000 in the first nine months of fiscal 1997, due to the inclusion of $112,027,000 of revenues from Peek, acquired November 1997. Industrial Refrigeration Systems segment revenues decreased to $55,545,000 in fiscal 1998 from $56,082,000 in fiscal 1997, primarily due to lower demand for standard industrial refrigeration packages at FES. Engines segment revenues decreased to $18,688,000 in fiscal 1998 from $22,617,000 in fiscal 1997, primarily due to decreased sales of marine-engine related products and, to a lesser extent, the inclusion in fiscal 1997 of a large shipment of TecoDrive engines to one customer, offset in part by an increase in lift truck engine sales. Cooling and Cogeneration Systems segment revenues decreased to $11,948,000 in fiscal 1998 from $14,280,000 in fiscal 1997, principally due to decreased revenues from gas-fueled cooling systems.

    The gross profit margin increased to 28% in the first nine months of fiscal 1998 from 17% in the first nine months of fiscal 1997, primarily due to a 34% gross profit margin at Peek. The gross profit margin for the Industrial Refrigeration Systems segment increased to 22% in fiscal 1998 from 20% in fiscal 1997 and the gross profit margin for the Engines segment increased to 9% in fiscal 1998 from 8% in fiscal 1997, primarily

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

due to the reasons discussed in the results of operations for the third quarter. The gross profit margin for the Cooling and Cogeneration Systems segment was unchanged at 20% in fiscal 1998 and fiscal 1997.

    Selling, general, and administrative expenses as a percentage of revenues increased to 20% in the first nine months of fiscal 1998 from 14% in the first nine months of fiscal 1997, principally due to selling, general, and administrative expenses representing 24% of revenues at Peek. Research and development expenses increased to $6,357,000 in fiscal 1998 from $1,778,000 in fiscal 1997, due to the inclusion of $4,781,000 of research and development expenses at Peek.

    Interest income increased to $1,673,000 in the first nine months of fiscal 1998 from $1,389,000 in the first nine months of fiscal 1997, principally due to an increase in average invested balances. Interest expense increased by $6,530,000 due to borrowings from Thermo Electron to finance the acquisition of Peek (Note 3) and the inclusion of $707,000 of interest expense at Peek.

     The effective tax rate increased to 61% in the first nine months of fiscal 1998 from 49% in the first nine months of fiscal 1997. The effective tax rate exceeded the statutory federal income tax rate and increased from fiscal 1997 to fiscal 1998 principally due to the reasons discussed in the results of operations for the third quarter.

    Minority interest expense increased to $345,000 in the first nine months of fiscal 1998 from $234,000 in the first nine months of fiscal 1997 due to minority interest expense on Peek's earnings relating to Peek shares tendered after November 6, 1997, through January 16, 1998. As of January 16, 1998, the Company had acquired all of the Peek outstanding ordinary shares.

Liquidity and Capital Resources

    Consolidated working capital was $35,133,000 at July 4, 1998, compared with $54,708,000 at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $30,034,000 at July 4, 1998, compared with $28,518,000 at September 27, 1997. Of the $30,034,000 balance at July 4, 1998, $14,335,000 was held by ThermoLyte, and the remainder was held by the Company and its wholly owned subsidiaries. At July 4, 1998, $8,876,000 of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, repatriation of this cash into the United States would be subject to a United States tax. Additionally, working capital at July 4, 1998, was reduced by common stock of subsidiary subject to redemption of $18,293,000, which represents ThermoLyte's common stock, redeemable at the option of the holder in December 1998 or 1999, the redemption value of which is $18,450,000.

    During the first nine months of fiscal 1998, $5,079,000 of cash was provided by operating activities. Cash provided by the Company's operating results was reduced by $3,281,000 to fund a decrease in accounts payable, primarily at Peek.

    During the first nine months of fiscal 1998, the Company's primary investing activities, excluding available-for-sale investments activity, included the acquisition of Peek for $148,854,000 in cash, net of cash acquired, and the sale of Peek's Measurement business for $19,117,000 in cash (Note 3). In addition, the Company expended $8,242,000 for purchases of rental assets and property, plant, and equipment, and received $3,296,000 in proceeds from the sale of rental assets and property, plant, and equipment. During the remainder of fiscal 1998, the Company expects to make capital expenditures for the purchase of rental assets and property, plant, and equipment of approximately $4 million, including approximately $250,000 for software and hardware that is year 2000 compliant.

    On July 8, 1998, ThermoLyte acquired the outstanding stock of Optronics, Inc. for approximately $6.6 million in cash, including the repayment of $1.5 million of operating debt. The purchase price is subject to a post-closing adjustment.

    The Company's financing activities provided $131,745,000 of cash in the first nine months of fiscal 1998. The Company borrowed $160,000,000 from Thermo Electron to finance the acquisition of Peek (Note 3), repaid $27,402,000 of short-term borrowings, and expended $1,390,000 of cash for the purchase of Company common stock.

    The Company's $160,000,000 promissory note to Thermo Electron is due in November 1999. Thermo Electron has indicated its intention to require that the Company's indebtedness to Thermo Electron be repaid only to the extent the Company's liquidity and cash flow permit. Accordingly, the Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after December 9, 1998. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by December 9, 1998, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding the exhibits.

(b) Reports on Form 8-K

    On June 3, 1998, the Company filed a Current Report on Form 8-K pertaining to a possible debt offering of $150 million to $200 million.

                            THERMO POWER CORPORATION

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 1998.

                                          THERMO POWER CORPORATION



                                          Paul F. Kelleher
                                          ---------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          John N. Hatsopoulos
                                          ---------------------------
                                          John N. Hatsopoulos
                                          Chief Financial Officer and
                                            Senior Vice President

                            THERMO POWER CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
-----------------------------------------------------------------------------
 27           Financial Data Schedule.