Form 10-K
period 1998-10-03
THERMO POWER CORP
filed 1998-12-24
CIK 813895

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended October 3, 1998

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                       Commission file number 1-10573

                          THERMO POWER CORPORATION
           (Exact name of Registrant as specified in its charter)

Massachusetts                                                      04-2891371
(State or other jurisdiction
of incorporation or organization         (I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                             02454-9046
(Address of principal executive offices)                           (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of exchange on which registered
    ----------------------------       ------------------------------------
    Common Stock, $.10 par value       American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 30, 1998, was approximately $18,451,000.

As of October 30, 1998, the Registrant had 11,830,163 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 10, 1999, are incorporated by reference into
Part III.

                                   PART I
Item 1.  Business

(a) General Development of Business

    Thermo Power Corporation (the Company or the Registrant) develops and commercializes intelligent traffic-control systems and related products, industrial refrigeration equipment, and commercial cooling and cogeneration systems. The Company also conducts research and development on advanced power and pollution-control technologies, and offers propane-powered lighting products as well as lighting products for the automotive, sporting goods, and marine markets. The Company's business is divided into three segments. The Traffic Control segment develops, manufactures, markets, installs, and services equipment that monitors and regulates vehicular traffic flow in cities and towns around the world. The Industrial Refrigeration Systems segment develops, manufactures, markets, services, and rents industrial refrigeration and commercial cooling equipment. The Cooling and Cogeneration Systems segment develops, manufactures, markets, and services natural gas cooling and cogeneration systems, and conducts research and development on applications of thermal energy and pollution control. Through its majority-owned ThermoLyte Corporation subsidiary, formed in March 1995, the Company is developing and commercializing various propane-powered lighting products, and provides lights for the automotive, sporting goods, and marine markets.

    The results of operations of the Engines segment, which consists of the Crusader Engines division, have been classified as discontinued operations in the financial statements as a result of the Company's decision to divest this business. In December 1998, the Company completed the sale of the industrial and marine engine product lines of its Crusader Engines division to two unrelated third parties. Such sale represents a complete divestiture of the Engines segment. The aggregate sales price for the two product lines consists of $6.4 million in cash, the assumption of certain liabilities, and a receivable of $1.0 million. The receivable is due in December 1999 and is secured by an irrevocable letter of credit. The aggregate sales price is subject to certain post-closing adjustments as defined in the respective agreements. See Note 4 to Consolidated Financial Statements in the Registrant's Fiscal 1998* Annual Report to Shareholders, which information is incorporated herein by reference.

      On November 6, 1997, the Company declared unconditional in all respects its cash tender offer for the outstanding ordinary shares of Peek plc. The aggregate cost to acquire all outstanding Peek ordinary shares, including related expenses, was $166.7 million. The purchase price includes $2.3 million that was paid for shares acquired in fiscal 1997. The Company made final payments for the Peek ordinary shares outstanding in the second quarter of fiscal 1998. To finance the Peek acquisition, the Company borrowed $160.0 million from Thermo Electron Corporation. Peek develops, manufactures, markets, installs, and services equipment that monitor and regulate vehicular traffic flow in cities and towns around the world. Subsequent to Peek's acquisition by the Company, the Company sold Peek's Measurement business to ONIX Systems Inc., a majority-owned subsidiary of Thermo Instrument Systems Inc., effective November 6, 1997, for $19.1 million in cash. Thermo Instrument is a majority-owned subsidiary of Thermo Electron. The components of the sales price for the Measurement business consisted of the net tangible book value of the Measurement business, cost in excess of net assets of acquired company, and the estimated tax liability relating to the sale. The cost in excess of net assets of acquired company was determined based upon a percentage of the Company's total cost in excess of net assets of acquired company associated with its acquisition of Peek, based on the 1997 revenues of the Measurement business relative to Peek's total 1997 consolidated revenues. The Measurement business developed and marketed field measurement products. During fiscal 1998, the Company also sold the stock of Peek Fleetlogic B.V. for $1.1 million in cash.

    In addition, in March 1998, the Company acquired the assets, subject to certain liabilities, of Traffic Control Technology, Inc. for $1.3 million in cash and, in July 1998, ThermoLyte acquired the outstanding stock of Optronics, Inc. for $6.7 million in cash, including the repayment of $1.2 million of debt. The Optronics acquisition is subject to a post-closing adjustment. Traffic Control Technology is a manufacturer of traffic control equipment and Optronics is a manufacturer of lighting products for the automotive, sporting goods, and marine markets.
------------------
* References to fiscal 1998, 1997, and 1996 herein are for the fiscal years ended October 3, 1998, September 27, 1997, and September 28, 1996, respectively.

    As of October 3, 1998, the Company owned 6,500,000 shares of ThermoLyte common stock, representing 78% of such stock outstanding. The remaining 1,845,000 shares of ThermoLyte common stock which are outstanding at October 3, 1998, are subject to redemption at the option of the holder at a price of $10.00 per share in December 1998 or December 1999, for a total redemption value of $18.5 million. The Company plans to continue operating ThermoLyte as a wholly owned subsidiary in the event that all of its shares are redeemed.

    The Company was originally incorporated in Massachusetts in June 1985 under the name Tecogen Inc., as a wholly owned subsidiary of Thermo Electron to succeed the business of Thermo Electron's Thermal Products Division. In March 1993, the Company's name was changed to Thermo Power Corporation. As of October 3, 1998, Thermo Electron owned 9,300,806 shares of the Company's common stock, representing 79% of such stock outstanding. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser communications, and electronic information-management technologies. During fiscal 1998, Thermo Electron purchased 1,174,400 shares of the Company's common stock in the open market at a total price of $11,132,000.

    On August 12, 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private and become a wholly owned subsidiary of Thermo Electron. It is currently contemplated that the Company's shareholders would receive cash in exchange for their shares of common stock of the Company. The completion of this transaction is subject to numerous conditions, including the establishment of the price; the approval of the Board of Directors of Thermo Electron; the negotiation and execution of a definitive purchase and sale or merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Industry Segments

    Financial information concerning the Company's industry segments is summarized in Note 12 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)       Description of Business

    (i)   Principal Products and Services

Traffic Control

    The Company's Peek subsidiary develops, manufactures, markets, installs, and services equipment that monitors and regulates vehicular traffic flow in cities and towns around the world. Peek offers hardware products, software, and traffic management systems to reduce roadway congestion, fuel consumption, and travel time; improve motorist and pedestrian safety; collect data; and improve the efficiency and attractiveness of public transportation.

    Hardware Products. Hardware products include vehicle detectors, traffic controllers, conflict monitors, traffic signals, vehicle counters, classifiers, weigh-in-motion systems, and an automated vehicular law enforcement system. Vehicle detectors determine presence, speed, size, and direction of travel of vehicles, and include the Company's VideoTrak(R) video vehicle tracking and detection system, microwave inductive loop detectors, and electric sensors. Traffic controllers are electronic devices that automatically control the timing of roadway signals to optimize the flow of traffic, thereby reducing traffic congestion, fuel consumption, and motorist travel time. These devices also coordinate pedestrian crossing intervals to improve safety. Traffic controllers are manufactured to meet various worldwide operational and hardware/software standards. Conflict monitors continually evaluate the functions of traffic controllers to ensure that, if a traffic controller malfunctions, conflicting signal indications are not passed on to motorists. Peek manufactures and markets traffic signals with advanced optical designs for both vehicle intersections and pedestrian crossways. Vehicle counters and classifiers analyze the data provided by vehicle detectors in order to determine traffic flow patterns and vehicle type on roadways for traffic planning. Weigh-in-motion systems consist of electronic equipment and in-road sensors that determine a vehicle's weight, classification, and speed. Weigh-in-motion systems are used on highways to guard against premature wear and tear of pavement from overweight trucks and to protect the integrity of small roads and bridges. Peek's automated vehicular law enforcement system, the Peek Guardian(TM), detects and records digital video images of motorist infractions such as speeding and red light violations in accordance with local, state, or provincial traffic laws. Prices for Peek's hardware products range from approximately $60 for a simple loop detector amplifier to approximately $20,000 for a more complex VideoTrak camera system. Peek also manufactures variable message signs advising motorists of roadway hazards. The price for a large variable message sign can exceed $60,000.

    Traffic Management Systems. Peek produces four types of traffic systems: urban traffic control, motorway management, public transport management, and parking guidance.

    Urban Traffic Control (UTC). Peek offers two types of UTC systems: real-time adaptive control systems and traffic-responsive systems.

         Real-time Adaptive Control Systems. These systems measure traffic speed, occupancy, and flow collected over specified time periods to optimize traffic signal timing to improve traffic capacity and overall traffic flow across a city or within a specified region. Peek's SCOOT system runs algorithms on a central computer and communicates traffic signal timing to traffic controllers to optimize traffic flow. Peek's SPOT system uses a distributed approach to optimize traffic flow, whereby signal timing is calculated by an individual traffic controller using its data and data from nearby traffic controllers. Prices for a SCOOT or SPOT system vary greatly depending on the scope and complexity of the project, and can range from $150,000 to $25 million.

       -Traffic-responsive Systems. These systems analyze current traffic detector information and dynamically select optimal intersection signal-timing plans from a set of patterns that have been generated and reviewed off-line. The Multi-Arterial Traffic System (MATS)(TM), sold predominantly in North America, has closed-loop and central system configurations. The Electronic Traffic Control (ETC) system, which is sold predominantly in Scandinavia and the Netherlands, caters to asymmetrical town plans. Prices for traffic-responsive systems are dependent upon the scope and complexity of the project and can range from $10,000 to $1.6 million.

    Motorway Management. These systems identify when congestion, accidents, or other traffic disruptions occur using traffic detectors, and generate information for message signs that can be used to broadcast messages imposing speed restrictions or advising travelers of lane closures and other hazards. Peek provides systems, predominantly in the Netherlands, that have direct control over message signs. Peek also offers systems in the United Kingdom that provide central control over message signs and are controlled by an operator. The third type of motorway management system is a low-cost PC-based system, which directly controls message signs and is sold predominantly in developing markets. Prices for motorway management systems typically range from $500,000 to $8 million depending on the scope and the complexity of the project.

    Public Transport Management. Peek provides a range of public transport management systems, including intersection priority systems, passenger information systems, fleet management systems, and bus terminal systems. Intersection priority systems use electronic tags on buses that communicate with intersection controllers to ensure that buses are not delayed. The level of priority can be adjusted based on occupancy levels and adherence to schedules. Passenger information systems track the position of buses along a route in order to provide anticipated arrival times to passengers waiting at stops. Fleet management systems use electronic tags on buses to monitor the adherence to bus schedules and occupancy levels of buses in order to monitor the operating performance of the fleet, set vehicle maintenance schedules, and optimize the size of the fleet to achieve a desired level of service. Peek also designs and supplies electronic systems to bus terminals to provide information to waiting passengers and, as a result, to allow the size of the terminals to be minimized. Prices for public transport management systems vary greatly depending on the scope and complexity of the project and can range from $5,000 for a simple intersection priority system to several million dollars for an integrated public transportation solution for a city.

    Parking Guidance. Peek's parking guidance systems give drivers real-time information on parking availability in parking areas through the use of traffic detectors at each space and strategically located variable message signs. These systems are designed to minimize unnecessary signage, as well as unnecessary searching and, as a result, minimize the number of vehicles circulating the parking area.

    Industrial Refrigeration Systems

    Industrial Refrigeration Packages. The Company's FES division designs, engineers, manufactures, and services industrial refrigeration equipment used for cooling, freezing, and cold-storage applications primarily in the food-processing, chemical, petrochemical, and pharmaceutical industries. FES supplies complete industrial refrigeration systems and various components for these systems.

    FES equipment for food and beverage customers consists primarily of standard industrial refrigeration products, such as screw-compressor packages, liquid-refrigerant pump packages, state-of-the-art control systems, plate and frame heat exchangers, and ASME (American Society of Mechanical Engineers) pressure vessels. The screw-compressor package, which consists of a screw compressor, an electric-drive motor, an oil separator, a control panel, and piping and tubing, constitutes the majority of this equipment. FES also manufactures screw-compressor packages powered by natural gas engines. Examples of applications of industrial refrigeration equipment used by food and beverage processors include the freezing, storing, and warehousing of meats, fish, fruits, prepared meals, and vegetables; freezing of fruit juice concentrates; and controlling process temperatures in brewing and wine-making, soft drink carbonization, and in dairy applications.

    FES supplies custom-designed industrial refrigeration packages to chemical, petrochemical, pharmaceutical, and other industries for integration into their plants' refrigeration systems. These higher-cost packages require significant design engineering and are used in a wide variety of applications, such as chilling brine that cools chemicals used in the production of penicillin. In another application of a custom package, FES units are used to chill and condense toxic effluent gases normally released to flare.

    Approximately 83% of the Industrial Refrigeration segment revenues are of industrial refrigeration packages, of which approximately 60% are standard units for the food and beverage industry, and approximately 40% are of custom units for the chemical, petrochemical, and pharmaceutical industries. The average price for a standard food and beverage refrigeration package is approximately $50,000, and a representative price for a custom unit would be approximately $400,000, although prices for these units often exceed $1 million. FES refrigeration packages can be designed for use with any common refrigerant, but the majority of FES's units operate on ammonia. FES's utilization of ammonia, a cost-effective and environmentally safe substance compared with conventional chlorofluorocarbon (CFC)-based refrigerants, places FES in a leadership position to target the reduction of CFC systems. The production of CFCs was phased out in January 1996. Ammonia does not harm the ozone layer, costs much less than conventional refrigerants, and is widely available on a global basis.

    The Company's NuTemp subsidiary is a supplier of rental cooling and industrial refrigeration equipment. The Company also offers custom-made and remanufactured equipment for sale. NuTemp serves numerous markets with its equipment, including the commercial heat, ventilating, and air conditioning
(HVAC) market, as well as the food-processing, chemical, petrochemical, and pharmaceutical industries. The commercial cooling industry is continuing to come into compliance with the Montreal Protocol which prohibits the production of CFC refrigerants effective January 1996. This retrofit process is continuing to create an increase in the rental market for NuTemp's commercial cooling systems, which operate on alternative refrigerants, while customers install new equipment. Its commercial cooling equipment is used primarily in institutions and commercial buildings, as well as by service contractors. Additionally, one of NuTemp's key services is responding to emergency cooling situations by providing large-capacity cooling equipment on short notice. The demand for NuTemp's equipment is typically highest in the summer period and can be adversely affected by cool summer weather.

Cooling and Cogeneration Systems

    The Company develops, manufactures, markets, and services preassembled cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. The Company's Tecochill(R) commercial cooling equipment includes, as a component, TecoDrive natural gas engines supplied by the Crusader Engines division. The Company sold the industrial engine product line, which includes TecoDrive engines, of the Crusader Engines division in December 1998 and plans to continue purchasing engines from the acquirer of this business in the future.

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

    The cost savings that result from use of the Company's packaged cooling and cogeneration systems are directly related to the retail price of electricity. Given prevailing rate structures, demand for the Company's cooling and cogeneration systems has remained relatively unchanged.

    The Company's ThermoLyte subsidiary is developing and commercializing various propane-powered lighting products, including four styles of a decorative, tabletop accent light, as well as a camping light. These lighting products are based on the Company's patented technology for a rigid mantle, the "bulb" in gas lights. This durable mantle allows the Company to design products that are portable, and use propane as a power source instead of batteries. Using propane offers several advantages over batteries, including a very long shelf life, substantially longer operating hours, constant brightness, and no battery disposal.

    Optronics, Inc., acquired by ThermoLyte in July 1998, also offers over 400 lighting and associated products for the automotive, sporting goods, and marine markets. Examples include tail lights and turn-signal lights for trailers, portable lights for fishing and hunting, and docking lights.

    Sponsored Research and Development. The Company conducts research and development supported by outside sponsors. Revenues from sponsored research and development contracts were $4,220,000, $4,688,000, and $5,836,000 in fiscal 1998, 1997, and 1996, respectively. See "Research and Development."

Regulation

    The demand for certain of the Company's products is affected by various federal, state, and local energy and environmental laws and regulations. All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment may have on the Company's sales, business, or operations.

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

    (ii) and (xi) New Products; Research and Development

    In fiscal 1998, the Traffic Control segment continued development of its VideoTrak video vehicle tracking and detection system, the Peek Guardian automated vehicular law enforcement system, the EuroSignal, the EuroController, and several other traffic management products, systems, and data collection devices.

    The Company has conducted research and development on applications of thermal energy for more than 30 years. The Company's research and development capability and expertise in instrumentation, control, and heat-recovery technologies have enabled it to obtain support from outside sponsors, develop new products, and support existing products. The Company has continued to experience a decrease in sponsored research and development due to a reduction in funding. See "Description of Business Principle Products and Services - Cooling and Cogeneration Systems."

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

    ThermoLyte introduced a line of propane-powered accent lights in the fall of 1997. The accent light is a decorative, contemporary-style area light suitable for providing an alternative to candles, oil lamps, or battery-powered lights in the home or backyard. In the summer of 1998, ThermoLyte introduced the Backpacker. Created as an alternative to existing camping lights, the Backpacker is designed to deliver up to 10 hours of light from a single propane canister. In addition, the Backpacker's compact design and light weight (less than 1 1/2 pounds) make it easy to pack and transport.

    During fiscal 1998, 1997, and 1996, the Company's continuing operations expended $7,921,000, $1,929,000, and $2,633,000, respectively, on internally funded research and development, and $3,874,000, $3,776,000, and $4,475,000, respectively, on research and development sponsored by others. During fiscal 1998, 1997, and 1996, the Company's discontinued operations expended $411,000, $367,000, and $581,000 on internally funded research and development. The Company's discontinued operations had no expenditures on research and development sponsored by others in fiscal 1998, 1997, and 1996.

    (iii)    Raw Materials

    Raw materials, components, and supplies for all the Company's significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business.

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

    (v)      Seasonal Influences

    The quarterly revenues and income of the Traffic Control segment fluctuate significantly based on funding patterns of governmental entities and seasonality. As a result of these factors, Peek has historically experienced higher sales and income in the first and third fiscal quarters and lower sales and income in the second and fourth fiscal quarters. Additionally, a portion of the Traffic Control segment's revenues result from the sale of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. In addition, the demand for NuTemp's equipment is typically highest in the summer period and can be adversely affected by cool summer weather.

    (vi)     Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii)    Dependency on a Single Customer

    Sales to governmental entities accounted for 26% of the Company's total revenues in fiscal 1998, of which 92% related to sales to foreign governmental entities. Sales to governmental entities related principally to the Traffic Control segment, representing 39% of its revenues in fiscal 1998. A decrease in sales to governmental entities could have an adverse effect on the Company's business and future results of operations.

    (viii)   Backlog

    The backlog of firm orders for the Traffic Control segment, which consists of the Company's Peek subsidiary, was $50.7 million as of October 3, 1998, compared with $64.4 million at the date of acquisition, excluding $15.8 million of backlog of businesses sold and divested. The $13.7 million decrease in backlog occurred principally in the Netherlands and United Kingdom and was primarily due to a decrease in orders from foreign governmental entities as a result of a reduction in funding allocated by those entities to traffic control projects. The backlog of firm orders for the Industrial Refrigeration Systems segment was $22.2 million as of October 3, 1998, compared with $15.7 million as of September 27, 1997. The backlog of firm orders for the Cooling and Cogeneration Systems segment was $8.2 million as of October 3, 1998, compared with $2.5 million as of September 27, 1997. The Company believes that the majority of this backlog will be shipped during fiscal 1999. A significant portion of the Company's sales within the Traffic Control and Industrial Refrigeration segments are large orders, the timing of which can lead to variability in the Company's quarterly revenues and net income.

    (ix)     Government Contracts

    Approximately 2% of the Company's total revenues in fiscal 1998 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or terminations of any material contract or subcontract.

    (x)      Competition

    The Company experiences competition in most of its product lines. Additional competition may arise if markets in which the Company is active develop significantly. The Company is aware of several competitors for its product lines, some of whom have financial, marketing, and other resources greater than those of the Company.

Traffic Control

    The market for traffic products and services is extremely competitive, and the Company expects that competition will continue to increase. The Company believes that the principal competitive factors in the traffic industry are price, functionality, reliability, service, technical support, and training, as well as vendor and product reputation. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the pricing policies of its competitors and suppliers, the timing and quality of products introduced by the Company and others, the Company's ability to maintain a strong reputation in the traffic industry, and general industry and economic trends. The Company believes that it is a leading manufacturer and supplier of traffic products and systems and considers its major competitors to be Siemens Corporation and Econolite Control Products, Inc. However, the traffic market is geographically fragmented and competition varies significantly by product line and market niche.

Industrial Refrigeration Systems

    The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. Major industrial refrigeration companies, of which FES is one, account for approximately one-half of worldwide sales, with the balance generated by many smaller companies. The worldwide market is characterized by strong local manufacturers. The market leader worldwide, as well as in North America, is Frick Company and its affiliates, subsidiaries of York International Corporation. The Company believes that FES competes on the basis of its advanced control systems and overall quality, reliability, service, and to a lesser extent, price.

    The Company believes NuTemp is a leader in remanufactured refrigeration equipment. As part of its rental program, NuTemp offers an option to buy its equipment, a service that is unique in the industry. NuTemp's largest competitor is Aggreko. Aggreko is a major supplier of rental equipment for the industrial refrigeration and commercial cooling markets. The Company believes that NuTemp competes on the basis of price, delivery time, and customized equipment.

Cooling and Cogeneration Systems

    The Company's Tecochill products are subject to competition from absorption air conditioning systems and electric motor-driven vapor compressor systems. Other manufacturers of natural gas-fueled engine-driven cooling systems have also entered the market. The Company believes it competes with producers of conventional cooling equipment on the basis of relative operating costs at times of peak electrical demand, and with other producers of natural gas-fueled cooling systems on the basis of quality, reliability, service, operational savings, and track record. In addition, the Company's sale of cogeneration systems is subject to intense competition, both direct and indirect. Direct competitors consist of companies that sell cogeneration products resembling those sold by the Company. Also, electric utility pricing programs provide competition for the Company's cogeneration products. Indirect competitors include manufacturers of conventional water heaters, air conditioners, and electric generator sets, since the economic benefits of the Company's cogeneration and cooling systems depend on the cost of conventional energy systems. The Company believes that it competes on the basis of several factors, including product quality and reliability, operational savings, ease of installation, service, and price.

    (xii)    Environmental Protection Regulations

     The Company believes that compliance with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii)   Number of Employees

    As of October 3, 1998, the Company employed approximately 1,589 people, excluding employees of the Company's discontinued Engines segment. Of these employees, 90 people located in Denmark, the Netherlands, Sweden, Croatia, and Finland were represented by labor unions. The Company has experienced no work stoppages, and considers its relations with employees to be good.

(d) Financial Information about Exports by Domestic Operations

    Financial information about exports by domestic operations and about foreign operations is summarized in Note 12 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(e)  Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     J. Timothy Corcoran  52   President and Chief Executive Officer
                                 (1992)
     John N. Hatsopoulos* 64   Chief Financial Officer and Senior
                                 Vice President (1988)
     Paul F. Kelleher     56   Chief Accounting Officer (1985)

    * John Hatsopoulos will retire as Chief Financial Officer and Senior Vice President on December 31, 1998. Theo Melas-Kyriazi has been appointed to succeed Mr. Hatsopoulos as Chief Financial Officer.

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Corcoran is a full-time employee of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994. In 1997, he became Vice President of Corporate Strategy for Thermo Electron. Mr. Melas-Kyriazi will remain a full-time employee of Thermo Electron, and, when he succeeds Mr. Hatsopoulos as Chief Financial Officer, will also devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.      Properties

    The location and general character of the Company's principal properties by industry segment as of October 3, 1998, are as follows:

Traffic Control

    The Company owns approximately 101,000 square feet of office, laboratory, and production space in Florida and the United Kingdom, and leases approximately 297,000 square feet of office, laboratory, and production space principally in California, Florida, the Netherlands, the United Kingdom, Finland, Norway, and Sweden, under leases expiring from fiscal 2001 to 2021.

Industrial Refrigeration Systems

    The Company owns approximately 158,000 square feet of office and manufacturing space in Pennsylvania, subject to a mortgage on the property, and approximately 15,000 square feet of manufacturing space in Texas. The Company also occupies approximately 172,000 square feet of office and manufacturing space in Illinois and Louisiana under leases expiring from fiscal 2000 and 2006.

Cooling and Cogeneration Systems

    The Company owns approximately 65,000 square feet of office and manufacturing space in Oklahoma. In addition, the Company leases approximately 40,000 square feet of office and laboratory space in Massachusetts under an agreement providing for the sublease of the facility from Thermo Electron expiring in 2002, and leases approximately 8,000 square feet of office and manufacturing space in Maryland under a lease agreement expiring in 1999.

Other

    The Company's discontinued Engines segment occupies approximately 104,000 square feet of manufacturing, engineering, and office space in Michigan under a lease expiring in 2004. The Company sold the industrial and marine engine product lines of this division in December 1998. The acquirer of the industrial engine product line will sublease the facility from the Company through December 1999. Subsequent to the expiration of the sublease, the Company intends to either renew the sublease with the acquirer or sublet the facility to a third party, although the Company currently has no such agreement to do so.

Item 3.      Legal Proceedings

    Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters

    Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.      Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.      Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

         (b) Reports on Form 8-K

       On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed corporate reorganization by the Company's parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

         (c) Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  December 23, 1998                  THERMO POWER CORPORATION


                                          By:/s/ J. Timothy Corcoran
                                             -----------------------------
                                             J. Timothy Corcoran
                                             President and Chief Executive
                                             Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 23, 1998.

Signature                                 Title

By: /s/ J. Timothy Corcoran               President, Chief Executive
                                          Officer, and Director
    J. Timothy Corcoran

By: /s/ John N. Hatsopoulos               Senior Vice President,
                                          Chief Financial Officer, and
    John N. Hatsopoulos                   Director

By: /s/ Paul F. Kelleher                  Chief Accounting Officer
    Paul F. Kelleher

By: /s/ Brian D. Holt                     Chairman of the Board and
                                          Director
    Brian D. Holt

By: /s/ Marshall J. Armstrong             Director
    Marshall J. Armstrong

By: /s/ Peter O. Crisp                    Director
    Peter O. Crisp

By: /s/ Donald E. Noble                   Director
    Donald E. Noble

By: /s/ John J. Setnicka                  Director
    John J. Setnicka

Report of Independent Public Accountants To the Shareholders and Board of Directors of Thermo Power Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Power Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 9, 1998 (except with respect to certain matters discussed in Notes 4 and 16, as to which the date is December 18, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



Boston, Massachusetts
November 9, 1998


SCHEDULE II

                                         THERMO POWER CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)

Description                           Balance    Provision
                                         at       Charged
                                     Beginning       to                    Accounts              Balance
                                         of       Expense      Accounts    Written                at End
                                        Year                  Recovered      Off     Other (a)   of Year
----------------------------------- ---------- ------------- ----------- ---------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended October 3, 1998             $  757      $    200   $     208     $ (491)    $ 9,625     $10,299

Year Ended September 27, 1997          $  589      $    252   $       3     $  (87)    $     -     $   757

Year Ended September 28, 1996          $  530      $    191   $      26     $ (158)    $     -     $   589


Description                         Balance     Established   Activity   Other (c)     Balance
                                           at    as Cost of      Charged                at End
                                    Beginning  Acquisitions         to                 of Year
                                         of                      Reserve
                                         Year
----------------------------------- ---------- ------------- ----------- ---------- -----------

Accrued Acquisition Expenses (b)

Year Ended October 3, 1998             $    33     $ 21,607    $(10,557)   $     -     $11,083

Year Ended September 27, 1997          $   519     $      -    $     (7)   $  (479)    $    33

Year Ended September 28, 1996          $  680      $      -    $   (109)   $   (52)    $   519


Description                           Balance     Provision    Activity     Other     Balance
                                        at         Charged     Charged                at End
                                     Beginning       to          to                   of Year
                                        of         Expense     Reserve
                                       Year
----------------------------------- ---------- ------------- ----------- ---------- -----------

Reserve for Discontinued
    Operations (d)

Year Ended October 3, 1998             $    -      $    993   $       -       $  -     $   993

(a) Includes allowances of businesses acquired and discontinued during the year as described in Notes 3 and 4, respectively, to Consolidated Financial
    Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual
    Report to Shareholders.
(c) Represents reductions of cost in excess of net assets of acquired companies for accrued acquisition expenses no longer considered necessary.
(d) The nature of activity in this account is described in Note 4 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual
    Report to Shareholders.


                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

2.1 Share Purchase Agreement dated as of January 29, 1998, among the Company, ONIX Systems Inc., Radley services Ltd., and Peek Corporation (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-10573] and incorporated herein by reference).

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

10.7 Master Repurchase Agreement dated January 1, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-10573] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

10.8 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 10, 1997, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-10573] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit

10.19 Thermo Power - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.84 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

 10.20 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-10573] and incorporated herein by reference).

 13 Annual Report to Shareholders for the fiscal year ended October 3, 1998 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27.1      Financial Data Schedule for the fiscal year ended October 3, 1998.

 27.2 Financial Data Schedule for the fiscal year ended September 28, 1996 (restated for discontinued operations).

 27.3 Financial Data Schedule for the quarter ended December 28, 1996 (restated for discontinued operations).

 27.4 Financial Data Schedule for the six months ended March 29, 1997 (restated for discontinued operations).

 27.5 Financial Data Schedule for the nine months ended June 28, 1997 (restated for discontinued operations).

 27.6 Financial Data Schedule for the fiscal year ended September 27, 1997 (restated for discontinued operations).

 27.7 Financial Data Schedule for the quarter ended January 3, 1998 (restated for discontinued operations).

 27.8 Financial Data Schedule for the six months ended April 4, 1998 (restated for discontinued operations).

 27.9 Financial Data Schedule for the nine months ended July 4, 1998 (restated for discontinued operations).