Form 10-K/A
period 1998-10-03
THERMO POWER CORP
filed 1999-02-01
CIK 813895

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
              ---------------------------------------------------

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

(mark one)

     X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
 --------
             Exchange Act of 1934


_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-10573

                           THERMO POWER CORPORATION
           (Exact name of Registrant as specified in its character)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  Yes  X   No__
                                ---

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

As of October 30, 1998, the Registrant had 11,830,163 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998 are incorporated by reference into Parts I and II.

Part III, Item 10.    Directors and Executive Officers of the Registrant.

Part III, Item 11.    Executive Compensation.

Part III, Item 12.    Security Ownership of Certain
                      Beneficial Owners and Management.

Part III, Item 13.    Certain Relationships and Transactions.

The information required under Items 10, 11, 12 & 13 of Part III, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-K/A to be signed by the undersigned, duly authorized.

                                         THERMO POWER CORPORATION

                                         By: /s/ Sandra L. Lambert
                                            ----------------------------
                                                 Sandra L. Lambert
                                                 Clerk

                                 Attachment A

                                  Directors

  Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding Their beneficial ownership of the Corporation's Common Stock and of the common stock of its majority owned subsidiary, ThermoLyte Corporation, and of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership.

 Marshall J. Armstrong.. Mr. Armstrong, 63, has been a director of the
                         Corporation since December 1990. He also served as the Corporation's chairman from December 1990 to December
                         1996, its chief executive officer from April 1991 to October 1996, and its president from November 1992 to April 1995. Mr. Armstrong has been senior vice president, government affairs, of Thermo Electron since March 1997 and was a vice president of Thermo
                         Electron from 1986 until his promotion. He is also a director of SatCon Technology Corporation and Thermo
                         Sentron Inc.

 Frank Borman........... Col. Borman, 70, has been a director of the
                         Corporation since December 1998. Col. Borman has been
                         president and chief executive officer of Patlex
                         Corporation, a patent licensing company, and a trustee
                         of the National Geographic Society, for over five
                         years. Col. Borman is also a director of American
                         Superconductor Corporation, Database Online
                         Corporation, The Home Depot and Thermo Instrument
                         Systems Inc.

 J. Timothy Corcoran.... Mr. Corcoran, 52, has been a director of the
                         Corporation since October 1996, when he was also named
                         the Corporation's chief executive officer. He also
                         serves as the Corporation's president, a position he
                         has held since April 1995. From November 1992 to April
                         1995, Mr. Corcoran was a vice president of the
                         Corporation, and he has been president of the
                         Corporation's FES Division since June 1990.

 Peter O. Crisp......... Mr. Crisp, 66, has been a director of the Corporation since 1985. Mr. Crisp was a general partner of Venrock
                         Associates, a venture capital investment firm, for
                         over five years until his retirement in September
                         1997. Mr. Crisp is also a director of American
                         Superconductor Corporation, Evans & Sutherland
                         Computer Corporation, Thermedics Inc., Thermo
                         Electron, ThermoTrex Corporation, United States Trust
                         Corporation and NovaCare Inc.

 John N. Hatsopoulos.... Mr. Hatsopoulos, 64, has been a director of the
                         Corporation since 1990. He served as the financial
                         officer of the Corporation from 1989 until 1998, a
                         senior vice president from 1997 until his retirement
                         at the end of 1998, and as a vice president from 1989
                         until 1997. Mr. Hatsopoulos was the president of
                         Thermo Electron from 1997 to 1998 and its chief
                         financial officer from 1988 to 1998. Mr. Hatsopoulos
                         is also a director of LOIS/USA Inc., US Liquids Inc.,
                         Thermo Electron, Thermedics Inc., Thermo Fibertek
                         Inc., Thermo Instrument Systems Inc., Thermo Power
                         Corporation and Thermo TerraTech Inc.

 Brian D. Holt.......... Mr. Holt, 50, has been a director and the chairman of the Corporation since September 1998. He has been the
                         president and chief executive officer of Thermo Ecotek
                         Corporation since February 1994. He has been the chief
                         operating officer, environmental and energy of Thermo
                         Electron since September 1998. From March 1996 to
                         September 1998, he was a vice president of Thermo
                         Electron. For more than five years, prior to his
                         appointment as an officer of Thermo Ecotek
                         Corporation, he was president and chief executive
                         officer of

                    Pacific Generation Company, a financier, builder, owner and operator of independent power facilities. Mr. Holt is also a director of KFX, Inc., The Randers Group Incorporated,
                    Thermo Ecotek Corporation, ThermoRetec Corporation and
                    Thermo TerraTech Inc.

 Donald E. Noble... Mr. Noble, 83, has been a director of the Corporation since
                    1990. For more than 20 years, from 1959 to 1980, Mr. Noble served as the chief executive officer of Rubbermaid
                    Incorporated, first with the title of president and then as chairman of the board. Mr. Noble is also a director of Thermo Electron, Thermo Fibertek Inc., Thermo Sentron Inc.
                    and Thermo TerraTech Inc.

 John J. Setnicka.. Mr. Setnicka, 65, has been a director of the Corporation since December 1998. He has been the president of Excel
                    International Advisors, Inc., an export management company since June 1994. He was the chairman of Eveready Battery
                    Co.--Pan America from 1987 to 1992.

Committees of the Board of Directors and Meetings

  The board of directors has established an audit committee and a human resources committee, each consisting solely of outside directors. The present members of the audit committee are Mr. Crisp (Chairman) and Mr. Noble. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Noble (Chairman) and Mr. Crisp. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met six times, the audit committee met twice and the human resources committee met five times during fiscal 1998. Each director attended at least 75% of all meetings of the board of directors and committees on which he served held during the fiscal year.

  The board of directors has established a special committee consisting solely of outside directors, for the purpose of evaluating the merits of any proposed transaction with Thermo Electron and considering such alternatives as the special committee deems appropriate and making a recommendation to the full board of directors on whether to approve any such transaction. The present members of the special committee are Mr. Borman and Mr. Setnicka.

Compensation of Directors

 CASH COMPENSATION

  Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of the audit and human resources committees of the board of directors. Payment of outside directors' fees is made quarterly. Mr. Armstrong, Mr. Corcoran, Mr. J. Hatsopoulos and Mr. Holt are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings. Members of the special committee receive a one time retainer of $20,000 and a fee of $1,000 per day for attending regular meetings of the special committee and $500 per day for participating in meetings of the special committee held by means of conference telephone.

 DEFERRED COMPENSATION PLAN FOR DIRECTORS

  Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, director or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 50,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of November 28, 1998, deferred units equal to 27,888.21 shares of Common Stock were accumulated under the Deferred Compensation Plan.

 DIRECTORS STOCK OPTION PLAN

  The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of the Common Stock annually. In addition, the Directors Plan provides for the automatic grant every five years of options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors.

  Pursuant to the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

  In addition, under the Directors Plan, outside directors are automatically granted options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that is "spun out" to outside investors. The grant occurs at the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act 1934, as amended ("Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the options will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or another Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. The outside directors were each granted options to purchase 1,500 shares of the common stock of ThermoLyte Corporation in connection with the spinout of that entity in March 1995.

  The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of November 28, 1998, options to purchase 15,400 shares of Common Stock had been granted and were outstanding under the Directors Plan, options to purchase 6,800 shares of Common Stock had lapsed, 2,400 options had been exercised, and options to purchase 7,200 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

  During fiscal 1996, the human resources committee of the board of directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock Directors are requested to achieve this ownership level within three years of their appointment All Directors are in compliance with this policy. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996, which is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

  In addition, the Committee adopted a policy requiring directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

                                STOCK OWNERSHIP

  The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoLyte Corporation ("ThermoLyte"), a majority-owned subsidiary of the Corporation, as of November 28, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group.

  While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                                      Thermo
                                    Thermo Power     Electron      ThermoLyte
             Name(1)               Corporation(2) Corporation(3) Corporation(4)
             -------               -------------- -------------- --------------
Thermo Eletron Corporation (5)....   9,299,876            N/A          N/A
Marshall J. Armstrong.............     168,548        135,580        2,500
Frank Borman......................           0              0            0
J. Timothy Corcoran...............     161,031         72,824            0
Peter O. Crisp....................      37,127        102,652            0
John N. Hatsopoulos...............      46,753        873,854            0
Brian D. Holt.....................           0        284,793            0
Donald E. Noble...................      23,894         59,234        1,000
John J. Setnicka..................       1,000              0            0
Smallcap World Fund, Inc..........     620,000              0            0
All directors and current
 executive officers as a group
 (10 persons).....................     465,703      1,963,092        3,500

--------
(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoLyte beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of the Common Stock beneficially owned by each director and executive officer and by all directors and executive officers as a group exclude 9,299,876 shares beneficially owned by Thermo Electron. Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Mr. J. Hatsopoulos, Mr. Noble and all directors and executive officers as a group include 165,000, 135,500, 6,600, 40,000, 7,200 and 374,300 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Mr. Crisp, Mr. Noble and all directors and executive officers as a group include 11,434, 7,869 and 19,303 full shares, respectively, that had been allocated through November 28, 1998, to their respective accounts maintained under the Corporation's Deferred
    Compensation Plan for Directors. Shares beneficially owned by Mr.
    Armstrong include 1,120 shares held by Mr. Armstrong's spouse. Shares beneficially owned by Mr. Hatsopoulos include 1,000 shares owned by Mr. Hatsopoulos' spouse. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of November 28, 1998, other than Mr. Armstrong, who beneficially owned 1.41% and Mr. Corcoran, who beneficially owned 1.35% of the Common Stock outstanding as of such date; all directors and executive officers as a group beneficially owned 3.90% of the Common Stock outstanding as of such date.
(3) Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Mr.
    J. Hatsopoulos, Mr. Holt, Mr. Noble, and all directors and executive officers as a group include 76,650, 67,674, 9,125, 812,735, 284,100, 9,125 and 1,632,181 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Armstrong, Mr. J. Hatsopoulos and all directors and executive officers as a group include 2,598, 2,036 and 7,131 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1998, executive officers of Thermo Electron. Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Mr. Noble and all directors and executive officers as a group include 46,663, 44,444 and 91,107 full shares, respectively, allocated through November 28, 1998 to their respective accounts maintained pursuant to Thermo Electron's deferred compensation plan for directors. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of Thermo Electron common stock outstanding as of such date; all directors and executive officers as a group beneficially owned approximately 1.23% of the Thermo Electron common stock outstanding as of November 28, 1998.
(4) No director or executive officer beneficially owned more than 1% of the common stock of ThermoLyte outstanding as of November 28, 1998; all directors and executive officers as a group beneficially owned less than 1% of the common stock outstanding as of such date.
(5) Thermo Electron owned 78.61% of the Common Stock outstanding as of November 28, 1998. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1998, except in the following instances. Mr. Crisp and Mr. Noble, each filed one transaction late consisting of the exempt acquisition of stock units to their accounts pursuant to the Corporation's deferred compensation plan for directors. Thermo Electron filed eight Forms 4 late, reporting a total of 85 transactions, including 80 open market purchases of shares of common stock and five transactions associated with the grant, exercise and lapse of options to purchase common stock granted to employees under its stock option program.

                            EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer (the "named executive officer") for the last three fiscal years. No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules. The Corporation has a fiscal year that is the 52-or 53-week period ending on the Saturday nearest September 30.

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

                          Summary Compensation Table

                                 Annual Compensation (1)
                                 -----------------------
                                                            Long Term Compensation
                                                             Securities Underlying
   Name and Principal     Fiscal                            Options (No. of Shares     All Other
        Position           Year     Salary      Bonus           and Company (3)     Compensation(4)
   ------------------     ------ ------------ -----------   ----------------------- ---------------
J. Timothy Corcoran(5)..   1998  $    176,374        n/a(2)       5,300 (TMO)           $13,908(6)
 President and Chief
 Executive Officer
                                                                  2,000 (MKA)
                                                                  2,000 (ONX)
                                                                 20,000 (RGI)
                                                                  2,000 (TDX)
                                                                  1,000 (TISI)
                                                                  2,000 (TRIL)
                                                                  1,500 (VIZ)
                                                                  2,000 (TRCC)
                           1997  $    168,003 $   70,000            800 (TMO)           $10,720(6)
                           1996  $    159,010 $   52,000            600 (TMO)
                                                                  2,000 (TBA)
                                                                  2,000 (TFG)
                                                                 40,000 (TLT)
                                                                  6,000 (TOC)
                                                                  6,000 (TMQ)
                                                                  2,000 (TSR)
                                                                  4,000 (TXM)

--------
(1) Annual compensation for executive officers generally is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The salary data presented here has been adjusted to reflect salary paid during the Corporation's fiscal year.
(2) The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. As of the date hereof, bonuses have not yet been determined for calendar 1998.
(3) In addition to receiving options to purchase Common Stock of the Corporation (designated in the table as THP), and the Corporation's majority owned subsidiary ThermoLyte Corporation (designated in the table as TLT), the named executive officer has been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program in his capacity as an officer of the Corporation. Options have been granted during the last three fiscal years to the named executive officer in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), Trex Medical Corporation (designated in the table as TXM), Metrika Systems Inc. (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Group Incorporated (designated in the table as
   RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the table as TISI), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ), and Trex Communications Corporation (designated in the table as TRCC).
(4) Represents the amount of matching contributions made by the individual's employer on behalf of the named executive officer participating in the Thermo Electron 401(k) plan.
(5) Mr. Corcoran was appointed president of the Corporation effective April 1, 1995 and its chief executive officer effective as of October 1, 1996. Prior to April 1995, he served as a vice president of the Corporation.
(6) In addition to a $7,125 and $7,200 which represent the amount of matching contributions referred to in footnote (4), this amount includes $3,595 for fiscal 1997 and $6,708 for fiscal 1998, of compensation attributable to an interest-free loan provided to Mr. Corcoran pursuant to the Corporation's Stock Holding Assistance Plan. See "Relationship with Affiliates--Stock Holding Assistance Plan."

                   STOCK OPTIONS GRANTED DURING FISCAL 1998

  The following table sets forth information concerning individual grants of stock options made by the Corporation and the other Thermo Electron companies during fiscal 1998 to the named executive officer in his capacity as an officer of the Corporation. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1998.

                         Option Grants in Fiscal 1998

                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                                Percent of                        Annual Rates of Stock
                                               Total Options Exercise            Price Appreciation for
                         Number of Securities   Granted to    Price                  Option Term(2)
                          Underlying Options   Employees in    Per    Expiration -----------------------
          Name                Granted (1)       Fiscal Year   Share      Date        5%          10%
          ----           --------------------- ------------- -------- ---------- ----------- -----------
J. Timothy Corcoran.....      1,000 (TMO)          0.05%(3)   $34.50    6/2/03   $     9,530 $    21,060
                              4,300 (TMO)          0.22%(3)   $16.20   9/23/03   $    19,264 $    42,527
                              2,000 (MKA)          0.88%(3)   $14.23   1/21/05   $    11,580 $    27,000
                              2,000 (ONX)          0.23%(3)   $14.25   1/21/05   $    11,600 $    27,040
                             20,000 (RGI)          0.23%(3)   $ 0.80   1/21/05   $     6,600 $    15,200
                              2,000 (TDX)          0.21%(3)   $ 9.56   1/21/05   $     7,780 $    18,140
                              1,000 (TISI)         1.62%(3)   $10.00   1/21/05   $     4,070 $     9,940
                              2,000 (TRIL)         1.43%(3)   $ 8.25   1/21/05   $     4,425 $    15,660
                              1,500 (VIZ)          0.35%(3)   $ 7.25   1/21/05   $      7.25 $    10,320
                              2,000 (TRCC)         0.16%(3)   $ 4.00   1/21/05   $     3,260 $     7,580

--------
(1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1998 to the named executive officer to purchase the common stock of Thermo Electron (designated in the table as TMO), Metrika Systems Inc. (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Group Incorporated (designated in the table as RGI), Thermedics Detection Inc.

   (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the table as TISI), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as
   TRCC). The options granted during the fiscal year are immediately exercisable as of the end of the fiscal year except for Thermo Information Solutions Inc., Thermo Trilogy Corporation and Trex Communications Corporation which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 and (ii) nine years after the grant date. The shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. For publicly traded companies, the repurchase rights generally lapse ratably over a four- to five- year period, depending on the option term, which may vary from five to seven years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The granting corporation may permit the holder of the option to exercise the option and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.
(2) The amounts shown in this table represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the option was granted to its expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under a stock option plan maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1998 and Fiscal Year-End Values

  The following table reports certain information regarding stock option exercises during fiscal 1998 and outstanding stock options to purchase shares of the Thermo Electron companies held at the end of fiscal 1998 by the named officer. No stock appreciation rights were exercised or were outstanding during fiscal 1998.

  Aggregated Option Exercises In Fiscal 1998 And Fiscal 1998 Year-End Option
                                    Values

                                                                                  Number of
                                                                                 Unexercised
                                                                              Options at Fiscal    Value of
                                                        Shares                    Year-End        Unexercised
                                                      Acquired on    Value      (Exercisable/    In-the-Money
          Name                     Company             Exercise   Realized(1) Unexercisable)(2)     Options
          ----           ---------------------------- ----------- ----------- ----------------- ---------------
J. Timothy Corcoran..... Thermo Power                     --           --      135,500 /0       $40,750 /--
                         Thermo Electron (3)              600       $9,765      67,674 /0       $ 2,759 /--
                         Metrika Systems                  --           --        2,000 /0       $     0 /--
                         Onix Systems                     --           --        2,000 /0       $     0 /--
                         Randers Group                    --           --       20,000 /0       $     0 /--
                         Thermedics Detection             --           --        2,000 /0       $     0 /--
                         Thermo BioAnalysis               --           --        2,000 /0       $ 1,250 /--
                         Thermo Fibergen                  --           --        2,000 /0       $     0 /--
                         Thermo Information Solutions     --           --            0 /1,000       --  /$0 (4)
                         ThermoLyte                       --           --            0 /40,000      --  /$0 (4)
                         Thermo Optek                     --           --        6,000 /0       $     0 /--
                         ThermoQuest                      --           --        6,000 /0       $     0 /--
                         Thermo Sentron                   --           --        2,000 /0       $     0 /--
                         Thermo Trilogy                   --           --            0 /2,000       --  $0 (4)
                         Thermo Vision                    --           --        1,500 /0       $     0 /--
                         Trex Communications              --           --            0 /2,000       --  /$0 (4)
                         Trex Medical                     --           --        4,000 /0       $     0 /0

--------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except the options to purchase shares of the common stock of the Corporation's majority owned subsidiary, ThermoLyte Corporation, as well as Thermo Information Solutions Inc., Thermo Trilogy Corporation, and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as a part of Thermo Electron's stock option program have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date.
(3) Options to purchase 45,000 shares of the common stock of Thermo Electron granted to Mr. Corcoran are subject to the same terms described in footnote (1), except that the repurchase rights of Thermo Electron generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of Thermo Electron shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.
(4) No public market existed for the shares as of November 28, 1998. Accordingly, no value in excess of the exercise price has been attributed to those options.

Executive Retention Agreements

     Thermo Electron has entered into agreements with certain executive officers and key employees of the Corporation that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated for any reason, other than for cause, within 18 months thereafter. For purposes of these agreements, a change in control exists upon (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to be constituted of a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Election.

     In 1998, Thermo Electron authorized an executive retention agreement with
J. Timothy Corcoran. This agreement provides that in the event the individual's employment is terminated within 18 months after a change in control, the individual would be entitled to a lump sum payment equal to the sum of one times, the individual's highest annual base salary in any 12 month period during the prior 5 year period, plus one times the individual's highest annual bonus in any 12 month period during the prior 5 year period. In addition, the individual would be provided benefits for a period of one year, after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. The individual would also be entitled to all other compensation due to the individual from the Corporation through the date of termination. Further, all options that the individual holds in Thermo Electron and its subsidiaries, including the Corporation, would become fully vested as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to $15,000, to be used toward outplacement services. This executive retention agreement supercedes and replaces any and all prior severance arrangements which this individual had with Thermo Electron.

     Assuming that the severance benefits would have been payable as of January 1, 1999, the lump sum salary and bonus payment under such agreement to Mr. Corcoran would have been approximately $269,000. In the event that payments under this agreement are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended, the individual would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by such individual with respect to such payment plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.

                         RELATIONSHIP WITH AFFILIATES

The Thermo Electron Corporate Charter

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

  The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

Corporate Services Agreement

  As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1% of the Corporation's total revenues for these services in calendar 1997 and 0.8% of the Corporation's total revenues in calendar 1998. The annual fee will be 0.8% of the Corporation's total revenues in calendar 1999. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1998, Thermo Electron assessed the Corporation $ 2,277,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

Miscellaneous

  From time to time, the Corporation may transact business with other companies in the Thermo Group. During fiscal 1998 these transactions included the following.

  In November 1997, the Corporation borrowed $160 million from Thermo Electron pursuant to a promissory note due in November 1999 in order to finance a portion of its acquisition of Peek plc ("Peek") for $166.7 million, including related expenses. Such note bears interest at a rate equal to the 90-day Commercial Paper Composite Rate as reported by Merrill Lynch Capital Markets, plus 25 basis points and is adjusted quarterly. During fiscal 1998, the Corporation recorded $8.1 million of interest expense relating to this obligation.

  Subsequent to the Corporation's acquisition of Peek, the Corporation sold Peek's Measurement business to ONIX Systems Inc. ("ONIX Systems"), a majority owned subsidiary of Thermo Instrument Systems Inc., effective November 6, 1997, for $19.1 million. Thermo Instrument Systems Inc. is a majority owned subsidiary of Thermo Electron. The components of the sales price for the Measurement business consist of the net tangible book value of the Measurement business, cost in excess of net assets of acquired company, and the estimated tax liability relating to the sale. The cost in excess of net assets of acquired company was determined based upon a percentage of the Corporation's total cost in excess of net assets of acquired company associated with its acquisition of Peek, based on the 1997 revenues of the Measurement business relative to Peek's total 1997 consolidated revenues. During the second quarter of fiscal 1998, ONIX Systems paid the Corporation $19.1 million for the Measurement business. In addition, the Corporation received $257,000 in interest from ONIX Systems in connection with this receivable.

  During fiscal 1998, the Corporation sublet office and manufacturing space in the United Kingdom to ONIX Systems pursuant to an arrangement whereby the Company charges ONIX Systems its allocated share of occupancy expenses. ONIX Systems has indicated its intention to relocate its operations to a new facility during fiscal 1999. Pursuant to this arrangement, the Corporation recorded $166,000 in fiscal 1998 as a reduction in selling, general, and administrative expenses.

  At fiscal year-end 1998, $11,459,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government-agency securities, commercial paper, money market funds and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

  The Corporation leases an office and laboratory facility from Thermo Electron under an agreement expiring in 2002. Rental expense for fiscal 1998 relating to this lease with Thermo Electron was $326,000.

  The Corporation provides contract administration and other services and data processing services to certain companies affiliated with Thermo Electron, which are charged based on actual usage. For these services, the Corporation charged $127,000 in fiscal 1998 to such companies.

  During fiscal 1998, the Corporation sold products totaling $66,000 in the ordinary course of business to certain companies affiliated with Thermo Electron.

  At October 3, 1998, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $159,268,000 for borrowings relating to the Peek acquisition, discussed above, for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for miscellaneous items. The largest amount of net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since September 27, 1997, was $163,045,000. With the exception of the Peek borrowing described above, these amounts do not bear interest and are expected to be paid in the normal course of business.

Stock Holding Assistance Plan

  In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. During 1997, Mr. Corcoran received loans in the aggregate principal amount of $118,756.25 under this plan to purchase 18,000 shares. The loans to Mr. Corcoran are to be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the human resources committee of the board of directors. As of the date hereof, the entire loan amount remained outstanding. The policy and plan were amended in 1998 to apply only to the chief executive officer of the Corporation in the future.