Form 10-K/A
period 1998-10-30
THERMO POWER CORP
filed 1999-02-10
CIK 813895

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
              ---------------------------------------------------

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

Part III, Item 10.  Directors and Executive Officers of the Registrant.

Part III, Item 11.  Executive Compensation.

Part III, Item 12.  Security Ownership of Certain
                    Beneficial Owners and Management.

Part III, Item 13.  Certain Relationships and Transactions.


Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.2 on form 10-K/A to be signed by the undersigned, duly authorized.



                                        THERMO POWER CORPORATION


                                        By: /s/ Sandra L. Lambert
                                           --------------------------
                                             Sandra L. Lambert
                                             Clerk

                                 Attachment A

                                   Directors


  Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its majority owned subsidiary, ThermoLyte Corporation, and of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership."

 Marshall J. Armstrong.. Mr. Armstrong, 63, has been a director of the
                         Corporation since December 1990. He also served as the
                         Corporation's chairman from December 1990 to December
                         1996, its chief executive officer from April 1991 to
                         October 1996, and its president from November 1992 to
                         April 1995. Mr. Armstrong has been senior vice
                         president, government affairs, of Thermo Electron
                         since March 1997 and was a vice president of Thermo
                         Electron from 1986 until his promotion. He is also a
                         director of SatCon Technology Corporation and Thermo
                         Sentron Inc.
 Frank Borman........... Col. Borman, 70, has been a director of the
                         Corporation since January 1999. Col. Borman has been
                         president and chief executive officer of Patlex
                         Corporation, a patent licensing company, and a trustee
                         of the National Geographic Society, for over five
                         years. Col. Borman is also a director of American
                         Superconductor Corporation, Database Online
                         Corporation, The Home Depot, Inc. and Thermo
                         Instrument Systems Inc.
 J. Timothy Corcoran.... Mr. Corcoran, 52, has been a director of the
                         Corporation since October 1996, when he was also named
                         the Corporation's chief executive officer. He also
                         serves as the Corporation's president, a position he
                         has held since April 1995. From November 1992 to April
                         1995, Mr. Corcoran was a vice president of the
                         Corporation, and served as president of the
                         Corporation's FES Division from June 1990 until June
                         1998.
 Peter O. Crisp......... Mr. Crisp, 66, has been a director of the Corporation since 1985. Mr. Crisp was a general partner of Venrock
                         Associates, a venture capital investment firm, for
                         over five years until his retirement in September
                         1997. Mr. Crisp is also a director of American
                         Superconductor Corporation, Evans & Sutherland
                         Computer Corporation, NovaCare Inc., Thermedics Inc.,
                         Thermo Electron, ThermoTrex Corporation and United
                         States Trust Corporation.
 John N. Hatsopoulos.... Mr. Hatsopoulos, 64, has been a director of the
                         Corporation since 1990. He served as the chief
                         financial officer and senior vice president of the
                         Corporation from 1989 and 1997, respectively, until
                         his retirement at the end of 1998, and as a vice
                         president from 1989 until 1997. Mr. Hatsopoulos was
                         the president of Thermo Electron from 1997 to 1998 and
                         its chief financial officer from 1988 to 1998. Mr.
                         Hatsopoulos is also a director of LOIS/USA Inc.,
                         Thermedics Inc., Thermo Electron, Thermo Fibertek
                         Inc., Thermo Instrument Systems Inc., Thermo TerraTech
                         Inc. and US Liquids Inc.
 Brian D. Holt.......... Mr. Holt, 50, has been a director and the chairman of the Corporation since September 1998. He has been the
                         president and chief executive officer of Thermo Ecotek
                         Corporation since February 1994. He has been the chief
                         operating officer, environmental and energy, of Thermo
                         Electron since September 1998. From March 1996 to
                         September 1998, he was a vice president of Thermo
                         Electron. For more than five years prior to his
                         appointment as an officer of Thermo Ecotek
                         Corporation, he was president and chief executive

                    officer of Pacific Generation Company, a financier, builder, owner and operator of independent power facilities. Mr. Holt is also a director of KFx, Inc., The
                    Randers Killam Group Inc., Thermo Ecotek Corporation,
                    ThermoRetec Corporation and Thermo TerraTech Inc.
 Donald E. Noble... Mr. Noble, 83, has been a director of the Corporation since
                    1990. For more than 20 years, from 1959 to 1980, Mr. Noble served as the chief executive officer of Rubbermaid
                    Incorporated, first with the title of president and then as chairman of the board. Mr. Noble is also a director of Thermo Electron, Thermo Fibertek Inc., Thermo Sentron Inc.
                    and Thermo TerraTech Inc.
 John J. Setnicka.. Mr. Setnicka, 65, has been a director of the Corporation since December 1998. He has been the president of Excel
                    International Advisors, Inc., an export management company, since June 1994. He was the chairman of Eveready Battery
                    Co.--Pan America from 1987 to 1992. Mr. Setnicka was retired from 1992 until 1994.

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

  The board of directors has established a special committee (the "Special Committee") consisting solely of outside directors for the purpose of evaluating the merits and negotiating the terms of the proposed transaction with Thermo Electron pursuant to which the Corporation would be taken private and become a wholly owned subsidiary of Thermo Electron, considering such alternatives as the Special Committee deems appropriate and making a recommendation to the full board of directors on whether to approve any such transaction. See Relationship with Affiliates. The present members of the Special Committee are Col. Borman and Mr. Setnicka.

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

  In addition, members of the Special Committee receive a one time retainer of $20,000 and a fee of $1,000 per day for attending regular meetings of the Special Committee and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

 Deferred Compensation Plan for Directors

  Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 50,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of November 28, 1998, deferred units equal to 27,888.21 shares of Common Stock were accumulated under the Deferred Compensation Plan.

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

  In addition, under the Directors Plan, outside directors are automatically granted options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that is "spun out" to outside investors. The grant occurs at the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act 1934, as amended ("Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the options will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or another Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. In fiscal 1995, the then outside directors were each granted options to purchase 1,500 shares of the common stock of ThermoLyte Corporation in connection with the spinout of that entity.

  The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of November 28, 1998, options to purchase 24,600 shares of Common Stock had been granted, 15,400 were outstanding under the Directors Plan, options to purchase 6,800 shares of Common Stock had lapsed, 2,400 options had been exercised, and options to purchase 7,200 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

  During fiscal 1996, the human resources committee of the board of directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within three years of their appointment. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996, which is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

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

                                STOCK OWNERSHIP

  The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and ThermoLyte Corporation ("ThermoLyte"), a majority-owned subsidiary of the Corporation, as of November 28, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the caption "Executive Compensation" and (iv) all directors and current executive officers as a group.

  While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                                      Thermo
                                    Thermo Power     Electron      ThermoLyte
             Name(1)               Corporation(2) Corporation(3) Corporation(4)
             -------               -------------- -------------- --------------
Thermo Eletron Corporation (5)....   9,299,876            N/A          N/A
Smallcap World Fund, Inc. (6).....     620,000              0            0
Marshall J. Armstrong.............     168,540        135,580        2,500
Frank Borman......................           0              0            0
J. Timothy Corcoran...............     161,031         72,824            0
Peter O. Crisp....................      37,127        102,682            0
John N. Hatsopoulos...............      46,753        823,854            0
Brian D. Holt.....................           0        284,793            0
Donald E. Noble...................      23,894         59,234        1,000
John J. Setnicka..................       1,000              0            0
All directors and current
 executive officers as a group
 (10 persons).....................     465,703      1,963,092        3,500

--------
(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and ThermoLyte beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of the Common Stock beneficially owned by each director and executive officer and by all directors and executive officers as a group exclude 9,299,876 shares beneficially owned by Thermo Electron. Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Mr. Hatsopoulos, Mr. Noble and all directors and current executive officers as a group include 165,000, 135,500, 6,600, 40,000, 7,200 and 374,300 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Mr. Crisp, Mr. Noble and all directors and current executive officers as a group include 11,434, 7,869 and 19,303 full shares, respectively, that had been allocated through November 28, 1998, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Armstrong include 1,120 shares held by Mr. Armstrong's spouse. Shares beneficially owned by Mr. Hatsopoulos include 1,000 shares owned by Mr. Hatsopoulos' spouse. No director or current executive officer beneficially owned more than 1% of the Common Stock outstanding as of November 28, 1998, other than Mr. Armstrong, who beneficially owned 1.41% and Mr. Corcoran, who beneficially owned 1.35% of the Common Stock outstanding as of such date; all directors and current executive officers as a group beneficially owned 3.90% of the Common Stock outstanding as of such date.
(3) Shares beneficially owned by Mr. Armstrong, Mr. Corcoran, Mr. Crisp, Mr. Hatsopoulos, Mr. Holt, Mr. Noble, and all directors and current executive officers as a group include 76,650, 67,674, 9,125, 812,735, 284,100, 9,125 and 1,632,181 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Armstrong, Mr. Hatsopoulos and all directors and current executive officers as a group include 2,598, 2,036 and 7,131 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1998, executive officers of Thermo Electron. Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Mr. Noble and all directors and current executive officers as a group include 46,663, 44,444 and 91,107 full shares, respectively, allocated through November 28, 1998 to their respective accounts maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares benefically owned by Mr. Armstrong include 249 shares held by Mr. Armstrong's spouse. As of November 28, 1998, no director or current executive officer beneficially owned more than 1% of Thermo Electron common stock outstanding as of such date; all directors and executive officers as a group beneficially owned approximately 1.23% of the Thermo Electron common stock outstanding as of November 28, 1998.
(4) No director or executive officer beneficially owned more than 1% of the common stock of ThermoLyte outstanding as of November 28, 1998; all directors and executive officers as a group beneficially owned less than 1% of the common stock outstanding as of such date.
(5) Thermo Electron owned 78.61% of the Common Stock outstanding as of November 28, 1998. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.
(6) Smallcap World Fund, Inc. owned 5.24% of the Common Stock outstanding as of November 28, 1998. Smallcap World Fund's address is 333 Hope Street, Los Angeles, California 90071.

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

                          Summary Compensation Table

                                                                   Long Term
                                                                 Compensation
                                                            -----------------------
                                 Annual Compensation (1)
                                 -----------------------
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
                                                                  2,000 (TBA)
                                                                  2,000 (TFG)
                                                                 40,000 (TLT)
                                                                  6,000 (TOC)
                                                                  6,000 (TMQ)
                                                                  2,000 (TSR)
                                                                  4,000 (TXM)

--------
(1) Annual compensation for executive officers generally is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The salary data presented here has been adjusted to reflect salary paid during the Corporation's fiscal year.
(2) The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. As of the date hereof, bonuses have not yet been determined for calendar 1998.
(3) In addition to receiving options to purchase Common Stock of the Corporation (designated in the table as THP), and the Corporation's majority-owned subsidiary, ThermoLyte Corporation (designated in the table as TLT), the named executive officer has been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program in his capacity as an officer of the Corporation. Options have been granted during the last three fiscal years to the named executive officer in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Metrika Systems Inc. (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as
   TDX), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Information Solutions Inc. (designated in the table as TISI), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ), Trex Communications Corporation (designated in the table as TRCC) and Trex Medical Corporation (designated in the table as TXM).
(4) Represents the amount of matching contributions made by the individual's employer on behalf of the named executive officer participating in the Thermo Electron 401(k) plan.
(5) Mr. Corcoran was appointed president of the Corporation effective April 1, 1995 and its chief executive officer effective as of October 1, 1996. Prior to April 1995, he served as a vice president of the Corporation.
(6) In addition to $7,125 and $7,200 which represent the amount of matching contributions referred to in footnote (4), this amount includes $3,595 for fiscal 1997 and $6,708 for fiscal 1998, of compensation attributable to an interest-free loan provided to Mr. Corcoran pursuant to the Corporation's Stock Holding Assistance Plan. See "Relationship with Affiliates--Stock Holding Assistance Plan."

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

--------
(1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1998 to the named executive officer to purchase the common stock of Thermo Electron (designated in the table as TMO), Metrika Systems Inc. (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc.

    (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the table as TISI), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as
    TRCC). The options granted during the fiscal year are immediately exercisable as of the end of the fiscal year except for Thermo Information Solutions Inc., Thermo Trilogy Corporation and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from five to seven years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety, on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock options program have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of the option to exercise the option and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.
(2) The amounts shown in this table represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the option was granted to its expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under a stock option plan maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1998 and Fiscal Year-End Values

  The following table reports certain information regarding stock option exercises during fiscal 1998 and outstanding stock options to purchase shares of Thermo Electron companies held at the end of fiscal 1998 by the named executive officer. No stock appreciation rights were exercised or were outstanding during fiscal 1998.

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
                         Trex Medical                     --           --        4,000 /0       $     0 /0

--------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except the options to purchase shares of the common stock of the Corporation's majority owned subsidiary, ThermoLyte Corporation, as well as Thermo Information Solutions Inc., Thermo Trilogy Corporation, and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. For publicly traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from three to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as a part of Thermo Electron's stock option program have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

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

Executive Retention Agreements

  Thermo Electron has entered into agreements with certain executive officers and key employees of the Corporation that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated for any reason, other than for cause, within 18 months thereafter. For purposes of these agreements, a change in control exists upon (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to be constituted of a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

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

  Assuming that the severance benefits would have been payable as of January 1, 1999, the lump sum salary and bonus payment under such agreement to Mr. Corcoran, would have been approximately $269,000. In the event that payments under this agreement are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended, the individual would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by such individual with respect to such payment plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.

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

Miscellaneous

  From time to time, the Corporation may transact business with other companies in the Thermo Group. During fiscal 1998 these transactions included the following:

  Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Corporation. As part of this reorganization, Thermo Electron announced that the corporation may be taken private and become a wholly owned subsidiary of Thermo Electron. It is currently contemplated that the Corporation's shareholders would receive cash in exchange for their shares of common stock of the Corporation. The completion of this transaction is subject to numerous conditions, including the establishment of the price; the approval of the Board of Directors of Thermo Electron; the negotiation and execution of a definitive purchase and sale or merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Corporation shareholders (other than Thermo Electron) from a financial point of view; the approval of the Corporation's Board of Directors, including the special committee; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

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

  Subsequent to the Corporation's acquisition of Peek, the Corporation sold Peek's Measurement business to ONIX Systems Inc. ("ONIX Systems"), a majority-owned subsidiary of Thermo Instrument Systems Inc., effective November 6, 1997, for $19.1 million. Thermo Instrument Systems Inc. is a majority-owned subsidiary of Thermo Electron. The components of the sales price for the Measurement business consist of the net tangible book value of the Measurement business, cost in excess of net assets of acquired company, and the estimated tax liability relating to the sale. The cost in excess of net assets of acquired company was determined based upon a percentage of the Corporation's total cost in excess of net assets of acquired company associated with its acquisition of Peek, based on the 1997 revenues of the Measurement business relative to Peek's total 1997 consolidated revenues. During the second quarter of fiscal 1998, ONIX Systems paid the Corporation $19.1 million for the Measurement business. In addition, the Corporation received $257,000 in interest from ONIX Systems in connection with this receivable.

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