Form 10-Q
period 1999-01-02
THERMO POWER CORP
filed 1999-02-10
CIK 813895

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   -------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended January 2, 1999.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at January 29, 1999
     ----------------------------    -------------------------------
     Common Stock, $.10 par value              11,830,163

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                January 2,      October 3,
(In thousands)                                         1999           1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                        $ 30,029       $ 22,240
  Available-for-sale investments, at quoted
    market value (amortized cost of $4,017)               -          4,018
  Accounts receivable, less allowances of
    $9,595 and $10,299                               67,884         52,098
  Unbilled contract costs and fees                    9,622         10,718
  Inventories:
    Raw materials                                    20,384         21,549
    Work in process                                   9,550         14,422
    Finished goods                                    7,271          8,013
  Prepaid income taxes                               10,983         11,205
  Net assets of discontinued operations (Note 4)        935          8,525
  Other current assets (Note 4)                       3,628          2,421
  Due from parent company and affiliated
    companies                                             -            732
                                                   --------       --------

                                                    160,286        155,941
                                                   --------       --------

Rental Assets, at Cost                               14,812         14,884
  Less: Accumulated depreciation and
        amortization                                  4,891          4,766
                                                   --------       --------

                                                      9,921         10,118
                                                   --------       --------

Property, Plant, and Equipment, at Cost              35,775         34,433
  Less: Accumulated depreciation and
        amortization                                 10,609          9,562
                                                   --------       --------

                                                     25,166         24,871
                                                   --------       --------

Other Assets                                            260            282
                                                   --------       --------

Cost in Excess of Net Assets of Acquired
  Companies                                         160,079        160,423
                                                   --------       --------

                                                   $355,712       $351,635
                                                   ========       ========

                            THERMO POWER CORPORATION
                   Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                 January 2,     October 3,
(In thousands except share amounts)                    1999           1998
--------------------------------------------------------------------------

Current Liabilities:
  Current maturities of long-term obligations      $    360       $    396
  Accounts payable                                   33,765         30,899
  Accrued payroll and employee benefits               9,218          7,885
  Billings in excess of contract costs and fees       7,846          8,517
  Accrued income taxes                                9,456         10,048
  Accrued warranty costs                              6,301          6,293
  Common stock of subsidiary subject to
    redemption ($1,380 and $18,450 redemption
    value)                                            1,380         18,372
  Payable for redeemed common stock of
    subsidiary                                       17,070              -
  Accrued acquisition expenses (Note 5)              10,427         11,083
  Other accrued expenses (Note 4)                    28,039         26,686
  Due to parent company and affiliated
    companies                                           677              -
                                                   --------       --------

                                                    124,539        120,179
                                                   --------       --------

Deferred Income Taxes                                   923          1,093
                                                   --------       --------

Long-term Obligations (includes $160,000 due to
  parent company; Note 6)                           160,439        160,499
                                                   --------       --------

Shareholders' Investment:
  Common stock, $.10 par value, 30,000,000
    shares authorized; 12,493,371 shares issued       1,249          1,249
  Capital in excess of par value                     55,401         55,401
  Retained earnings                                  17,119         16,147
  Treasury stock at cost, 663,208 shares             (4,600)        (4,600)
  Accumulated other comprehensive items (Note 3)        642          1,667
                                                   --------       --------

                                                     69,811         69,864

                                                   --------       --------
                                                   $355,712       $351,635
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO POWER CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                  ------------------------
                                                  January 2,    January 3,
(In thousands except per share amounts)                 1999          1998
--------------------------------------------------------------------------

Revenues                                             $76,261       $58,696
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    55,071        40,783
  Selling, general, and administrative expenses       15,406        12,783
  Research and development expenses                    1,781         1,630
                                                     -------       -------

                                                      72,258        55,196
                                                     -------       -------

Operating Income                                       4,003         3,500

Interest Income (includes $180 from related
  party in fiscal 1998)                                  329           589
Interest Expense (includes $2,168 and $1,175 to
  related party)                                      (2,303)       (1,425)
                                                     -------       -------

Income from Continuing Operations Before
  Income Taxes and Minority Interest                   2,029         2,664
Provision for Income Taxes                               979         1,195
Minority Interest Expense                                 78           189
                                                     -------       -------

Income from Continuing Operations                        972         1,280
Loss from Discontinued Operations (Note 4)                 -          (225)
                                                     -------       -------

Net Income                                           $   972       $ 1,055
                                                     =======       =======

Basic and Diluted Earnings per Share from
  Continuing Operations                              $   .08       $   .11
                                                     =======       =======

Basic and Diluted Earnings per Share (Note 2)        $   .08       $   .09
                                                     =======       =======

Weighted Average Shares (Note 2):
  Basic                                               11,830        11,898
                                                     =======       =======

  Diluted                                             11,835        11,912
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO POWER CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Three Months Ended
                                                   ----------------------
                                                   January 2,  January 3,
(In thousands)                                          1999         1998
-------------------------------------------------------------------------

Operating Activities:
  Net income                                       $     972    $   1,055
  Adjustments to reconcile net income to income
    from continuing operations:
      Loss from discontinued operations                    -          225
                                                   ---------    ---------

  Income from continuing operations                      972        1,280
  Adjustments to reconcile income from
    continuing operations to net cash provided
    by operating activities of continuing
    operations:
      Depreciation and amortization                    2,759        2,446
      Provision for losses on accounts receivable        152           30
      Minority interest expense                           78          189
      Change in deferred income taxes                     72         (671)
      Other noncash items                                  -          (47)
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                        (15,923)      (5,488)
          Inventories                                  7,224        7,034
          Unbilled contract costs and fees             1,105       (1,587)
          Other current assets                           584          (38)
          Accounts payable                             2,418        1,943
          Other current liabilities                    1,098        1,297
                                                   ---------    ---------

Net cash provided by continuing operations               539        6,388
Net cash provided by discontinued operations             308        1,690
                                                   ---------    ---------

Net cash provided by operating activities                847        8,078
                                                   ---------    ---------

Investing Activities:
  Acquisitions, net of cash acquired                  (1,587)    (143,743)
  Proceeds from sale of a business (Note 4)            6,393            -
  Proceeds from sale and maturities of
    available-for-sale investments                     4,018            -
  Purchases of property, plant, and equipment         (1,868)      (1,459)
  Proceeds from sale of property, plant, and
    equipment                                            176        1,210
  Increase in rental assets                             (312)        (389)
  Proceeds from sale of rental assets                    239          314
  Other                                                    -           (9)
                                                   ---------    ---------

Net cash provided by (used in) continuing
  operations                                           7,059     (144,076)
Net cash used in discontinued operations                   -          (38)
                                                   ---------    ---------

Net cash provided by (used in) investing
  activities                                       $   7,059    $(144,114)
                                                   ---------    ---------

                            THERMO POWER CORPORATION

                                   (Unaudited)


                                                     Three Months Ended
                                                 ------------------------
                                                 January 2,    January 3,
(In thousands)                                         1999          1998
-------------------------------------------------------------------------

Financing Activities:
  Issuance of long-term obligation to parent
    company                                        $       -    $ 160,000
  Decrease in short-term obligations                       -       (2,924)
  Purchases of Company common stock                        -       (1,129)
  Net proceeds from issuance of Company common
    stock                                                  -          183
  Repayment of long-term obligations                     (96)         (44)
                                                   ---------    ---------

Net cash provided by (used in) financing
  activities of continuing operations                    (96)     156,086
                                                   ---------    ---------

Exchange Rate Effect on Cash                             (21)         270
                                                   ---------    ---------

Increase in Cash and Cash Equivalents                  7,789       20,320
Cash and Cash Equivalents at Beginning of
  Period                                              22,240       19,347
                                                   ---------    ---------

Cash and Cash Equivalents at End of Period         $  30,029    $  39,667
                                                   =========    =========

Noncash Activities:
  Fair value of assets of acquired companies       $   1,767    $ 271,109
  Cash paid for acquired companies                    (1,587)    (159,324)
  Cash paid in prior year for acquired company             -       (2,301)
  Payable for remaining outstanding shares of
    tender offer                                           -       (5,111)
                                                   ---------    ---------

    Liabilities assumed of acquired companies      $     180    $ 104,373
                                                   =========    =========

  Sale of acquired business to related party       $       -    $  19,117
                                                   =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO POWER CORPORATION
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 2, 1999, and the results of operations and cash flows for the three-month periods ended January 2, 1999, and January 3, 1998. The Company's results of operations for the three-month periods ended January 2, 1999, and January 3, 1998, include 13 weeks and 14 weeks, respectively. In addition, prior period amounts have been reclassified to conform to the presentation in the current financial statements and to classify the results of the Company's Engines segment as discontinued operations (Note
4). Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of October 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                                      Three Months Ended
                                                    ----------------------
                                                    January 2,  January 3,
(In thousands except per share amounts)                  1999         1998
--------------------------------------------------------------------------

Income from Continuing Operations                     $   972      $ 1,280
Loss from Discontinued Operations                           -         (225)
                                                      -------      -------

Net Income                                            $   972      $ 1,055
                                                      =======      =======
Basic
Weighted Average Shares                                11,830       11,898
                                                      -------      -------

Basic Earnings per Share:
  Continuing operations                               $   .08      $   .11
  Discontinued operations                                   -         (.02)
                                                      -------      -------

                                                      $   .08      $   .09
                                                      =======      =======

                                                      Three Months Ended
                                                    ----------------------
                                                    January 2,  January 3,
(In thousands except per share amounts)                  1999         1998
--------------------------------------------------------------------------

Diluted
Weighted Average Shares                                11,830       11,898
Effect of Stock Options                                     5           14
                                                      -------      -------

Weighted Average Shares, as Adjusted                   11,835       11,912
                                                      -------      -------

Diluted Earnings per Share:
  Continuing operations                               $   .08      $   .11
  Discontinued operations                                   -         (.02)
                                                      -------      -------

                                                      $   .08      $   .09
                                                      =======      =======

    The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 2, 1999, there were 1,157,000 of such options outstanding, with exercise prices ranging from $8.25 to $12.83 per share.

3.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. The Company had a comprehensive loss of $53,000 in the first quarter of fiscal 1999 and comprehensive income of $1,169,000 in the first quarter of fiscal 1998.

4.  Discontinued Operations

    During fiscal 1998, the Company adopted a plan to divest its Engines segment, which consists of its Crusader Engines division. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of income for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal 1999. Revenues and net loss for the Engines segment were $2,695,000 and $305,000, respectively, in the first quarter of fiscal 1999, and $4,866,000 and $225,000, respectively, in the first quarter of fiscal 1998. The reserve for estimated losses on disposal of discontinued operations at October 3, 1998, totaled $993,000, including $700,000 for estimated losses from operations of the Engines segment through the expected date of disposition. During the first quarter of fiscal 1999, the reserve was increased by a pretax gain on the sale of the net assets of the industrial and marine engine product lines of $508,000, discussed below, and was reduced by pretax operating losses of discontinued operations of $478,000. The remaining reserve at January 2, 1999, was $1,139,000, primarily representing continuing warranty obligations and a reserve for estimated losses from operations. The tax effect on these items was recorded as an adjustment to accrued income taxes. The reserve for estimated losses on disposal of discontinued operations is included in other accrued expenses in the accompanying balance sheet.

    In December 1998, the Company completed the sale of the industrial and marine engine product lines of its Crusader Engines division to two unrelated third parties. Such sale represents a complete divestiture of the Engines segment. The aggregate sales price for the two product lines consists of $6,393,000 in cash, the assumption of certain liabilities of the Crusader Engines division, and a receivable of $1,035,000. The receivable, which is included in other current assets in the accompanying balance sheet, is due in December 1999 and is secured by an irrevocable letter of credit. The sale of the net assets of the two product lines resulted in a pretax gain of $508,000, which was recorded as a reduction in the reserve for estimated losses on disposal of discontinued operations. The net assets of discontinued operations in the accompanying January 2, 1999, balance sheet primarily represents accounts receivable.

5.  Accrued Acquisition Expenses

    During fiscal 1998, in connection with its November 1997 acquisition of Peek plc, the Company undertook a restructuring of the acquired business. At October 3, 1998, the Company had finalized its plan for restructuring the acquired business and the remaining reserve for these restructuring activities totaled $10,970,000. During the first quarter of fiscal 1999, the Company expended $738,000 for restructuring costs relating to this acquisition, primarily for ongoing severance and abandoned facility payments. At January 2, 1999, the remaining reserve for restructuring the Peek business was $10,214,000, including the impact of currency translation, and is comprised of $6,980,000 for estimated costs for the completion of acquired loss contracts at two business locations which the Company intends to close, $1,834,000 for estimated losses on an acquired loss contract at a business location the Company has closed, and $1,400,000 for ongoing payments for abandoned facilities and severance.

6.  Promissory Note

    The Company's $160.0 million promissory note to Thermo Electron Corporation is due in November 1999. Subsequent to the end of the quarter, Thermo Electron issued a commitment letter to the Company pursuant to which Thermo Electron has agreed to refinance the promissory note at the option of the Company, on its maturity date, with the net proceeds from its October 1998 offering of 7.625% Notes due 2008, and other available cash. In accordance with the agreement, the new promissory note from the Company to Thermo Electron would be due in 2008 and bear interest at a rate of 7.625%. The promissory note has been classified as long-term in the accompanying fiscal 1999 balance sheet as a result of the Company's ability and intent to refinance the $160.0 million promissory note at maturity.

7.  Proposed Reorganization Plan

    In August 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private and become a wholly owned subsidiary of Thermo Electron. It is currently contemplated that the Company's shareholders would receive cash in exchange for their shares of common stock of the Company. The completion of this transaction is subject to numerous conditions, including the establishment of the price; the approval of the Board of Directors of Thermo Electron; the negotiation and execution of a definitive purchase and sale or merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its directors who are serving on a special committee for the purpose of evaluating and negotiating the proposed transaction; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company's continuing operations are divided into three segments: Traffic Control, Industrial Refrigeration Systems, and Cooling and Cogeneration Systems. Through the Company's Peek subsidiary, acquired November 1997, the Traffic Control segment develops, manufactures, markets, installs, and services equipment to monitor and regulate traffic flow in cities and towns around the world. Peek offers a wide range of products, including hardware, such as vehicle detectors, counters, classifiers, traffic signals and controllers, video cameras, and variable message signs, as well as traffic management systems that integrate these products to ease roadway congestion, improve safety, and collect data. Traffic management systems include variable message systems to advise drivers of accidents and other roadway hazards, traffic signal-timing systems that adapt continuously to changing conditions to minimize delays, parking guidance systems, and public transportation-management systems that give buses priority at intersections. The Company also offers high-resolution video equipment to aid police officers in capturing the information necessary to charge individuals with motor vehicle violations such as speeding and red light violations.

    Sales to governmental entities accounted for 26% of the Company's total revenues in fiscal 1998, of which 92% related to sales to foreign governmental entities. Sales to governmental entities related principally to the Traffic Control segment and represented 39% of its revenues in fiscal 1998. A decrease in sales to governmental entities could have an adverse effect on the Company's business and future results of operations.

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

    In fiscal 1998, approximately 44% of the Company's revenues originated outside the U.S., principally in Europe, and approximately 8% of the Company's revenues were exports from the U.S. Foreign divisions and subsidiaries principally sell in their local currencies and generally seek to charge their customers in the same currency as their operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company seeks to reduce its exposure to currency fluctuations through the use of forward contracts. Since the operations of the Traffic Control segment are conducted principally in Europe, the Company's operating results could be adversely affected by capital spending levels and economic conditions in Europe. In addition, the Company's results of operations could be adversely affected by possible costs related to the Euro currency's introduction beginning January 1, 1999.

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

    The Cooling and Cogeneration Systems segment consists of the Company's Tecogen division and the Company's ThermoLyte Corporation subsidiary. Tecogen develops, markets, and services preassembled cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured for Tecogen by FES. Tecogen also conducts research and development on natural gas-engine technology, applications of thermal energy, and pollution-control technologies. ThermoLyte is developing and commercializing various propane-powered lighting products. In July 1998, ThermoLyte acquired the outstanding stock of Optronics, Inc. Optronics makes over 400 lighting and associated products, including tail-lights and turn-signal lights for trailers, portable lights for fishing and hunting, and docking lights, and serves the automotive, sporting goods, and marine markets.

    The Company's revenues by industry segment are:

                                                       Three Months Ended
                                                     ----------------------
                                                     January 2,  January 3,
(In thousands)                                            1999         1998
---------------------------------------------------------------------------

Traffic Control                                       $ 52,104     $ 38,752
Industrial Refrigeration Systems                        16,829       17,009
Cooling and Cogeneration Systems                         7,350        2,958
Intersegment Sales Elimination                             (22)         (23)
                                                      --------     --------

                                                      $ 76,261     $ 58,696
                                                      ========     ========

Results of Operations

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

    Total revenues increased to $76.3 million in the first quarter of fiscal 1999 from $58.7 million in the first quarter of fiscal 1998, primarily due to an increase in revenues from the Traffic Control segment of $13.4 million. Traffic Control segment revenues increased due to the inclusion of revenues from Peek plc, acquired in November 1997, for the full three-month period in fiscal 1999. This revenue increase was offset in part by a decrease in Peek's revenues at subsidiaries located in the United Kingdom and the Netherlands, primarily due to a decrease in orders from governmental entities as a result of a reduction in funding

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

allocated by those entities to traffic control projects. Industrial Refrigeration Systems segment revenues were relatively unchanged at $16.8 million in the first quarter of fiscal 1999 and $17.0 million in the first quarter of fiscal 1998. Cooling and Cogeneration Systems segment revenues increased to $7.4 million in the first quarter of fiscal 1999 from $3.0 million in the first quarter of fiscal 1998, principally due to the inclusion of $2.5 million in revenues from Optronics, acquired in July 1998, and increased demand for gas-fueled cooling systems.

    The gross profit margin decreased to 28% in the first quarter of fiscal 1999 from 31% in the first quarter of fiscal 1998, principally due to a decrease in margins at Peek. Peek's gross profit margin decreased to 31% in the first quarter of fiscal 1999 from 35% in the first quarter of fiscal 1998, primarily due to a change in sales mix at its subsidiary located in the Netherlands. The fiscal 1998 period included a charge of $0.9 million relating to the sale of inventories revalued at the date of the acquisition of Peek. Changes in gross profit margin from fiscal 1998 to fiscal 1999 at the Industrial Refrigeration Systems segment and the Cooling and Cogeneration Systems segment did not materially impact the Company's consolidated gross profit margin.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 20% in the first quarter of fiscal 1999 from 22% in the first quarter of fiscal 1998, principally due to a reduction in expenses at Peek as a result of certain restructuring activities in connection with its acquisition.

    Research and development expenses were $1.8 million in the first quarter of fiscal 1999, compared with $1.6 million in the first quarter of fiscal 1998. An increase in research and development expenses of $0.6 million at Peek due to the inclusion of expenses for the full three-month period in fiscal 1999, was offset in part by a reduction in spending on natural gas-engine products and propane-powered lighting products due to the completion of a phase of development efforts for these products.

    Interest income decreased to $0.3 million in the first quarter of fiscal 1999 from $0.6 million in the first quarter of fiscal 1998, principally due to lower average invested balances resulting from the use of cash during fiscal 1998 to fund acquisitions and repay short-term obligations assumed in connection with the Peek acquisition. Interest expense increased to $2.3 million in the first quarter of fiscal 1999 from $1.4 million in the first quarter of fiscal 1998, principally due to borrowings from Thermo Electron to finance the November 1997 acquisition of Peek.

    The effective tax rate increased to 48% in the first quarter of fiscal 1999 from 45% in the first quarter of fiscal 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in fiscal 1999 from fiscal 1998, principally due to the larger relative impact of nondeductible amortization of cost in excess of net assets of acquired companies, as well as the inclusion of nondeductible amortization relating to Peek for the full three-month period in fiscal 1999.

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

    In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of income for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal 1999 (Note 4). The loss from discontinued operations was $0.3 million in the first quarter of fiscal 1999 and $0.2 million in the first quarter of fiscal 1998.

Liquidity and Capital Resources

    Consolidated working capital was $35.7 million at January 2, 1999, compared with $35.8 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $30.0 million at January 2, 1999, compared with $26.3 million at October 3, 1998. Of the $30.0 million balance at January 2, 1999, $6.0 million was held by ThermoLyte, and the remainder was held by the Company and its wholly owned subsidiaries. At January 2, 1999, $10.0 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, repatriation of this cash into the United States would be subject to a United States tax. Additionally, working capital at January 2, 1999, includes a liability for common stock of subsidiary subject to redemption of $1.4 million, which represents ThermoLyte's common stock, redeemable at the option of the holder in December 1999, and a payable for redeemed common stock of subsidiary of $17.1 million, which represents the redemption value of ThermoLyte common stock redeemed in December 1998. The Company's ownership of ThermoLyte increased to 98% following the December 1998 redemption.

    During the first quarter of fiscal 1999, $0.8 million of cash was provided by operating activities, which consisted of $0.5 million provided by continuing operations and $0.3 million provided by discontinued operations. Cash provided by continuing operations was reduced by an increase in accounts receivable of $15.9 million and was improved by a reduction in inventories of $7.2 million. These changes were principally due to an increased level of sales activity in the first quarter of fiscal 1999 as compared with the fourth quarter of fiscal 1998. Accounts receivable also increased due to slower payment patterns at certain Peek subsidiaries. In addition, $2.4 million of cash was provided by an increase in accounts payable, principally due to the timing of payments. Discontinued operations provided $0.3 million of cash, principally as a result of efforts to reduce working capital at that business.

    During the first quarter of fiscal 1999, the Company's primary investing activities, excluding available-for-sale investments activity, included the sale of the industrial and marine engine product lines of its Crusader Engines division for $6.4 million in cash and a receivable of $1.0 million (Note 4), and the acquisition of Linne Trafiksystem AB, acquired in December 1998, for $1.6 million in cash. In addition, the Company expended $2.2 million for purchases of property, plant, and equipment and rental assets, and received $0.4 million in proceeds from the sale of property, plant, and equipment and rental assets. During the remainder of fiscal 1999, the Company expects to make capital expenditures for the purchase of property, plant, and equipment and rental assets of approximately $7 million.

    The Company's financing activities used $0.1 million of cash during the first quarter of fiscal 1999.

    The Company's $160.0 million promissory note to Thermo Electron is due in November 1999. Thermo Electron has issued a commitment letter to the Company pursuant to which Thermo Electron has agreed to refinance the promissory note at the option of the Company, on its maturity date, with the net proceeds from its October 1998 offering of 7.625% Notes due 2008, and other available cash (Note
6). In accordance with the commitment letter, the new promissory note from the Company to Thermo Electron would be due in 2008 and bear interest at a rate of 7.625%. In addition, shareholders of ThermoLyte common stock redeemed $17.1 million of redeemable common stock in December 1998. The remaining $1.4 million of ThermoLyte's common stock is subject to redemption at the option of the holder in December 1999. The Company's Board of Directors has authorized additional borrowings of up to $10 million from Thermo Electron to fund working capital requirements. The Company believes its existing resources, together with the funding expected from Thermo Electron as described above, are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products;
(iii) contacting key suppliers and vendors to determine their year 2000 compliance status; and (iv) developing a contingency plan.

The Company's State of Readiness

    The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe it is required to make any material upgrades to its facilities. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 60% complete as of January 2, 1999. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by December 1999.

    The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life, and/or may pose a safety risk. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

    The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has completed the majority of its assessment of third party risk, and expects to be substantially completed by August 1999.

Contingency Plan

    The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    The Company had incurred expenses to third parties (External Costs) related to year 2000 issues of approximately $1.2 million as of January 2, 1999, and the total External Costs of year 2000 remediation are expected to be approximately $2.3 million. Of the External Costs incurred as of January 2, 1999, approximately $0.5 million was spent on testing and upgrading information technology systems, which was expended in fiscal 1998 and represented 25% of the Company's total information technology budget for that period. In addition, $0.6 million was spent on testing and upgrading products and $0.1 million was spent to test and upgrade facilities. Year 2000 costs were funded from working capital. All internal costs and related External Costs, other than capital additions related to year 2000 remediation, have been and will continue to be expensed as incurred.

    The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk from changes in foreign currency exchange rates and interest rates has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding the exhibits.

(b) Reports on Form 8-K

    On December 10, 1998, the Company filed a Current Report on Form 8-K with respect to a proposed corporate reorganization by the Company's parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

                            THERMO POWER CORPORATION
                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of February 1999.

                                          THERMO POWER CORPORATION



                                          /s/ Paul F. Kelleher
                                          ------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          /s/ Theo Melas-Kyriazi
                                          ------------------------
                                          Theo Melas-Kyriazi
                                          Chief Financial Officer

                            THERMO POWER CORPORATION
                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
------------------------------------------------------------------------------
 10.1 Commitment Letter dated February 4, 1999, issued by Thermo Electron to the Company to refinance $160,000,000 Promissory Note dated November 17, 1997, issued by the Company to Thermo Electron.

 27        Financial Data Schedule.