Form 10-Q
period 1999-04-03
THERMO POWER CORP
filed 1999-05-13
CIK 813895

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-10573

                            THERMO POWER CORPORATION
             (Exact name of Registrant as specified in its charter)

Massachusetts                                   04-2891371
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                     02454-9046
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                Outstanding at April 30, 1999
Common Stock, $.10 par value                            11,878,520

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3,  October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 15,040    $22,240
 Available-for-sale investments, at quoted market value (amortized cost                      -      4,018
   of $4,017)
 Accounts receivable, less allowances of $9,634 and $10,299                             56,281     52,098
 Unbilled contract costs and fees                                                        6,952     10,718
 Inventories:
   Raw materials                                                                        20,382     21,549
   Work in process                                                                      11,133     14,422
   Finished goods                                                                        7,851      8,013
 Prepaid income taxes                                                                   10,998     11,205
 Net assets of discontinued operations (Note 4)                                              -      8,525
 Other current assets (Note 4)                                                           3,804      2,421
 Due from parent company and affiliated companies                                            -        732
                                                                                      --------   --------

                                                                                       132,441    155,941
                                                                                      --------   --------

Rental Assets, at Cost                                                                  15,274     14,884
 Less:  Accumulated depreciation and amortization                                        5,131      4,766
                                                                                      --------   --------

                                                                                        10,143     10,118
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 34,627     34,433
 Less:  Accumulated depreciation and amortization                                       10,969      9,562
                                                                                      --------   --------

                                                                                        23,658     24,871
                                                                                      --------   --------

Other Assets                                                                               283        282
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     157,844    160,423
                                                                                      --------   --------

                                                                                      $324,369   $351,635
                                                                                      ========   ========


                            THERMO POWER CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3,  October 3,
(In thousands except share amounts)                                                       1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                        $  2,030    $   396
 Accounts payable                                                                       28,918     30,899
 Accrued payroll and employee benefits                                                   8,030      7,885
 Billings in excess of contract costs and fees                                           6,857      8,517
 Accrued income taxes                                                                    9,415     10,048
 Accrued warranty costs                                                                  5,767      6,293
 Common stock of subsidiary subject to redemption ($1,380 and $18,450                    1,380     18,372
   redemption value)
 Accrued acquisition expenses (Note 5)                                                  10,185     11,083
 Other accrued expenses (Notes 4 and 6)                                                 24,122     26,686
 Due to parent company and affiliated companies                                            798          -
                                                                                      --------   --------

                                                                                        97,502    120,179
                                                                                      --------   --------

Deferred Income Taxes                                                                      877      1,093
                                                                                      --------   --------

Long-term Obligations (includes $160,000 due to parent company; Note 7)                160,393    160,499
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 30,000,000 shares authorized;                             1,249      1,249
   12,493,371 shares issued
 Capital in excess of par value                                                         55,491     55,401
 Retained earnings                                                                      15,415     16,147
 Treasury stock at cost, 622,851 and 663,208 shares                                     (4,322)    (4,600)
 Accumulated other comprehensive items (Note 2)                                         (2,236)     1,667
                                                                                      --------   --------

                                                                                        65,597     69,864
                                                                                      --------   --------

                                                                                      $324,369   $351,635
                                                                                      ========   ========












The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO POWER CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,    April 4,
(In thousands except per share amounts)                                                   1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Revenues                                                                               $61,181    $62,005
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       45,298     45,774
 Selling, general, and administrative expenses                                          13,550     12,760
 Research and development expenses                                                       1,630      2,554
 Restructuring costs (Note 6)                                                              701          -
                                                                                       -------    -------

                                                                                        61,179     61,088
                                                                                       -------    -------

Operating Income                                                                             2        917

Interest Income                                                                             38        668
Interest Expense (includes $2,037 and $2,314 to related party)                          (2,160)    (2,636)
                                                                                       -------    -------

Loss from Continuing Operations Before Income Taxes and Minority Interest               (2,120)    (1,051)
Provision (Benefit) for Income Taxes                                                      (416)         5
Minority Interest Expense                                                                    -         78
                                                                                       -------    -------

Loss from Continuing Operations                                                         (1,704)    (1,134)
Loss from Discontinued Operations (Note 4)                                                   -       (154)
                                                                                       -------    -------

Net Loss                                                                               $(1,704)   $(1,288)
                                                                                       =======    =======

Basic and Diluted Loss per Share from Continuing Operations (Note 3)                   $  (.14)   $  (.10)
                                                                                       =======    =======

Basic and Diluted Loss per Share (Note 3)                                              $  (.14)   $  (.11)
                                                                                       =======    =======

Basic and Diluted Weighted Average Shares (Note 3)                                      11,843     11,802
                                                                                       =======    =======















The accompanying notes are an integral part of these consolidated financial statements.





                            THERMO POWER CORPORATION


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                      April 3,    April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $137,442   $120,701
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                      100,369     86,557
 Selling, general, and administrative expenses                                          28,956     25,543
 Research and development expenses                                                       3,411      4,184
 Restructuring costs (Note 6)                                                              701          -
                                                                                      --------   --------

                                                                                       133,437    116,284
                                                                                      --------   --------

Operating Income                                                                         4,005      4,417

Interest Income (includes $180 from related party in fiscal 1998)                          367      1,257
Interest Expense (includes $4,205 and $3,489 to related party)                          (4,463)    (4,061)
                                                                                      --------   --------

Income (Loss) from Continuing Operations Before Income Taxes and Minority                  (91)     1,613
Interest
Provision for Income Taxes                                                                 563      1,200
Minority Interest Expense                                                                   78        267
                                                                                      --------   --------

Income (Loss) from Continuing Operations                                                  (732)       146
Loss from Discontinued Operations (Note 4)                                                   -       (379)
                                                                                      --------   --------

Net Loss                                                                              $   (732)  $   (233)
                                                                                      ========   ========

Basic and Diluted Earnings (Loss) per Share from Continuing Operations                $   (.06)  $    .01
                                                                                      =========  ========
(Note 3)

Basic and Diluted Loss per Share (Note 3)                                             $   (.06)  $   (.02)
                                                                                      ========   ========

Basic and Diluted Weighted Average Shares (Note 3)                                      11,837     11,850
                                                                                      ========   ========















The accompanying notes are an integral part of these consolidated financial statements.




                            THERMO POWER CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                      April 3,    April 4,
(In thousands)                                                                            1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Operating Activities:
 Net loss                                                                           $     (732) $    (233)
 Adjustment to reconcile net loss to income (loss) from continuing operations:
 Loss from discontinued operations (Note 4)                                                  -        379
                                                                                    ----------  ---------

 Income (loss) from continuing operations                                                 (732)       146
 Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
     Depreciation and amortization                                                       5,219      5,036
     Provision for losses on accounts receivable                                           384        158
     Restructuring costs (Note 6)                                                          701          -
     Minority interest expense                                                              78        267
     Change in deferred income taxes                                                         -     (1,814)
     Other noncash items                                                                     -         75
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
        Accounts receivable                                                             (5,943)      (338)
        Inventories                                                                      2,666      8,364
        Unbilled contract costs and fees                                                 3,619      1,191
        Other current assets                                                               384       (468)
        Accounts payable                                                                   974     (2,918)
        Other current liabilities                                                       (4,402)    (6,171)
                                                                                    ----------  ---------

          Net cash provided by continuing operations                                     2,948      3,528
          Net cash provided by discontinued operations                                   1,077      2,977
                                                                                    ----------  ---------

          Net cash provided by operating activities                                      4,025      6,505
                                                                                    ----------  ---------

Investing Activities:
 Acquisitions, net of cash acquired                                                     (1,587)  (148,854)
 Proceeds from sale of a business (Note 4)                                               6,393          -
 Proceeds from sale of a business to related party                                           -     19,117
 Proceeds from sale and maturities of available-for-sale investments                     4,018      5,011
 Purchases of property, plant, and equipment                                            (2,319)    (2,876)
 Proceeds from sale of property, plant and equipment                                       292      1,305
 Increase in rental assets                                                              (1,142)    (1,035)
 Proceeds from sale of rental assets                                                       607        619
 Other                                                                                      45       (777)
                                                                                    ----------  ---------

          Net cash provided by (used in) continuing operations                           6,307   (127,490)
          Net cash used in discontinued operations                                           -        (54)
                                                                                    ----------  ---------

          Net cash provided by (used in) investing activities                       $    6,307  $(127,544)
                                                                                    ----------  ---------




                            THERMO POWER CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                      April 3,    April 4,
(In thousands)                                                                            1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Financing Activities:
 Redemption of subsidiary common stock                                              $  (17,070) $       -
 Issuance of long-term obligation to parent company                                          -    160,000
 Decrease in short-term obligations                                                        (70)   (27,823)
 Purchases of Company common stock                                                           -     (1,380)
 Net proceeds from issuance of Company common stock                                        368        475
 Repayment of long-term obligations                                                       (108)      (103)
                                                                                    ----------  ----------

          Net cash provided by (used in) financing activities of                       (16,880)   131,169
                                                                                    ----------  ---------
            continuing operations

Exchange Rate Effect on Cash                                                              (652)       320
                                                                                    ----------  ---------

Increase (Decrease) in Cash and Cash Equivalents                                        (7,200)    10,450
Cash and Cash Equivalents at Beginning of Period                                        22,240     19,347
                                                                                    ----------  ---------

Cash and Cash Equivalents at End of Period                                          $   15,040  $  29,797
                                                                                    ==========  =========

Noncash Activities:
 Fair value of assets of acquired companies                                         $    1,767  $ 271,109
 Cash paid for acquired companies                                                       (1,587)  (164,435)
 Cash paid in prior year for acquired company                                                -     (2,301)
                                                                                    ----------  ---------

   Liabilities assumed of acquired companies                                        $      180  $ 104,373
                                                                                    ==========  =========




















The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO POWER CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, the results of operations for the three- and six-month periods ended April 3, 1999, and April
4, 1998, and the cash flows for the six-month periods ended April 3, 1999, and April 4, 1998. The Company's results of operations for the six-month periods ended April 3, 1999, and April 4, 1998, include 26 weeks and 27 weeks, respectively. In addition, prior period amounts have been reclassified to conform to the presentation in the current financial statements and to classify the results of the Company's Engines segment as discontinued operations (Note
4). Interim results are not necessarily indicative of results for a full year.

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

Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $4,582,000 and $1,683,000, respectively. During the first six months of fiscal 1999 and 1998, the Company had a comprehensive loss of $4,635,000 and $514,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                               April 3,    April 4,    April 3,   April 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Income (Loss) from Continuing Operations                         $(1,704)   $(1,134)    $ (732)    $   146
Loss from Discontinued Operations                                     -        (154)         -        (379)
                                                                 -------    -------     ------     -------

Net Loss                                                         $(1,704)   $(1,288)    $ (732)    $  (233)
                                                                 =======    =======     ======     =======

Basic
Weighted Average Shares                                           11,843     11,802     11,837      11,850
                                                                 -------    -------     ------     -------

Basic Earnings (Loss) per Share:
 Continuing operations                                           $ (.14)    $  (.10)    $ (.06)    $   .01
 Discontinued operations                                              -        (.01)         -        (.03)
                                                                 -------    -------     ------     -------

                                                                 $ (.14)    $  (.11)    $ (.06)    $  (.02)
                                                                 =======    =======     ======     =======




3.    Earnings (Loss) per Share (continued)

                                                                Three Months Ended        Six Months Ended
                                                               April 3,    April 4,    April 3,   April 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Weighted Average Shares                                          11,843      11,802     11,837      11,850
Effect of Stock Options                                               -           -          -          72
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted for Continuing              11,843      11,802     11,837      11,922
Operations
Less:
Effect of Stock Options                                               -           -          -         (72)
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             11,843      11,802     11,837      11,850
                                                                 ------     -------     ------     -------

Diluted Earnings (Loss) per Share:
 Continuing operations                                           $ (.14)    $  (.10)    $ (.06)    $   .01
 Discontinued operations                                              -        (.01)         -        (.03)
                                                                 ------     -------     ------     -------

                                                                 $ (.14)    $  (.11)    $ (.06)    $  (.02)
                                                                 ======     =======     ======     =======

      The computation of diluted loss per share for all periods excludes the effect of assuming the exercise of outstanding stock options because the effect would be antidilutive because of the Company's net loss. As of April 3, 1999, there were 1,255,000 of such options outstanding, with exercise prices ranging from $6.40 to $11.90 per share. The computation of diluted earnings per share from continuing operations for the six-months ended April 4, 1998, excluded the effect of certain outstanding stock options because the effect was antidilutive.

4.    Discontinued Operations

      During fiscal 1998, the Company adopted a plan to divest its Engines segment, that consisted of its Crusader Engines division. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of operations for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal 1999. The Engines segment had revenues through the date of disposition and a net loss for the first six months of fiscal 1999 of $2,695,000 and $365,000, respectively. The revenues and net loss from the Engines segment for the first six months of fiscal 1998 were $11,415,000 and $379,000, respectively. The reserve for estimated losses on disposal of discontinued operations at October 3, 1998, totaled $993,000, including $700,000 for estimated losses from operations of the Engines segment through the expected date of disposition. During the first six months of fiscal
1999, the reserve was increased by a pretax gain on the sale of the net assets of the industrial and marine engine product lines of $508,000, discussed below, and was reduced by pretax operating losses of discontinued operations of $571,000. The remaining reserve at April 3, 1999, was $973,000, primarily representing continuing warranty obligations and a reserve for estimated losses from operations as the Company winds down this business following its divestiture. The tax effect on these items was recorded as an adjustment to accrued income taxes. The reserve for estimated losses on disposal of discontinued operations is included in other accrued expenses in the accompanying balance sheet.



                            THERMO POWER CORPORATION
4.    Discontinued Operations (continued)

      In December 1998, the Company completed the sale of the industrial and marine engine product lines of its Crusader Engines division to two unrelated third parties. Such sale represents a complete divestiture of the Engines segment. The aggregate sales price for the two product lines consisted of $6,393,000 in cash, the assumption of certain liabilities of the Crusader
Engines division, and a receivable of $1,035,000. The receivable, which is included in other current assets in the accompanying balance sheet, is due in December 1999 and is secured by an irrevocable letter of credit. The sale of the net assets of the two product lines resulted in a pretax gain of $508,000, which was recorded as an increase in the reserve for estimated losses on disposal of discontinued operations.

5.    Accrued Acquisition Expenses

      During fiscal 1998, in connection with its November 1997 acquisition of Peek plc, the Company undertook a restructuring of the acquired business. The restructuring activities were accounted for in accordance with Emerging Issues
Task Force Pronouncement (EITF) 95-3. At October 3, 1998, the Company had finalized its plan for restructuring the acquired business and the remaining reserve for these restructuring activities totaled $10,970,000. During the first six months of fiscal 1999, the Company expended $885,000 for restructuring costs relating to this acquisition, primarily for ongoing severance and abandoned-facility payments. At April 3, 1999, the remaining reserve for restructuring the Peek business was $10,029,000, including the impact of currency translation, and is comprised of $6,830,000 for estimated costs for the completion of acquired loss contracts at two business locations which the Company intends to close, $1,835,000 for estimated losses on an acquired loss contract at a business location the Company has closed, and $1,364,000 for ongoing payments for abandoned facilities and severance.

6.    Restructuring Costs

      During the second quarter of fiscal 1999, the Company recorded restructuring costs of $701,000 related to actions taken at its Peek subsidiary.
The restructuring costs, which were accounted for in accordance with EITF 94-3, consisted of $389,000 related to severance costs for approximately 70 employees across all functions, $222,000 for abandoned-facility payments related to the consolidation of facilities, and an asset write-down of $90,000 related to the consolidation of such facilities. The Company plans to complete its restructuring plan by September 1999. As of April 3, 1999, the Company had terminated 20 employees and had expended $71,000 of the reserve established for severance. The remaining reserve of $532,000, as adjusted for the impact of currency translation, is included in other accrued expenses in the accompanying
1999 balance sheet.

7.    Promissory Note

      The Company's $160.0 million promissory note to Thermo Electron
Corporation is due in November 1999. In February 1999, Thermo Electron issued a commitment letter to the Company pursuant to which Thermo Electron has agreed to refinance the promissory note at the option of the Company, on its maturity date, with the net proceeds from its October 1998 offering of 7.625% Notes due
2008, and other available cash. In accordance with the commitment letter, the new promissory note from the Company to Thermo Electron would be due in 2008 and bear interest at a rate of 7.625%. The promissory note has been classified as long-term in the accompanying fiscal 1999 balance sheet as a result of the Company's ability and intent to refinance the $160.0 million promissory note at maturity.

8.    Proposed Merger

      On May 5, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron, under which Thermo Electron would acquire all of the outstanding shares of Company common stock held by minority shareholders.
The Board of Directors of the Company unanimously approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting solely of outside directors of the Company. Under the terms of the merger agreement, the Company would become a wholly owned subsidiary of



8.    Proposed Merger (continued)

Thermo Electron. Each issued and outstanding share of Company common stock not already owned by Thermo Electron would be converted into the right to receive
$12.00 in cash. Following the merger, the Company's common stock would cease to be publicly traded. The completion of this merger is subject to shareholder approval of the merger agreement and the completion of review by the Securities and Exchange Commission of certain required filings. Thermo Electron intends to vote all of its shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed in the fourth quarter of fiscal
1999.

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

      Sales to governmental entities accounted for 26% of the Company's total revenues in fiscal 1998, of which 92% related to sales to foreign governmental entities. Sales to governmental entities related principally to the Traffic
Control segment and represented 39% of its revenues in fiscal 1998. In addition, a significant portion of the Traffic Control segment's revenues are generated by sales to distributors whose customers are governmental entities. A decrease in demand from governmental entities could have an adverse effect on the Company's business and future results of operations.

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

      In fiscal 1998, approximately 44% of the Company's revenues originated outside the U.S., principally in Europe, and approximately 8% of the Company's revenues were exports from the U.S. Foreign divisions and subsidiaries principally sell in their local currencies and generally seek to charge their customers in the same currency as their operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company



Overview (continued)

seeks to reduce its exposure to currency fluctuations through the use of forward contracts. Since the operations of the Traffic Control segment are conducted principally in Europe, the Company's operating results could be adversely affected by capital spending levels and economic conditions in Europe. In addition, the Company's results of operations could be adversely affected by possible costs related to the conversion to the Euro currency, which began on January 1, 1999.

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

      The Company's revenues by industry segment are:

                                                                   Three Months Ended        Six Months Ended
                                                                   April 3,   April 4,   April 3,    April 4,
(In thousands)                                                         1999       1998       1999       1998
---------------------------------------------------------------- ----------- ----------- ---------- ----------

Traffic Control                                                   $  30,620   $  38,983   $82,725    $ 77,735
Industrial Refrigeration Systems                                     20,897      18,387    37,726      35,396
Cooling and Cogeneration Systems                                      9,824       4,797    17,174       7,755
Intersegment Sales Elimination                                         (160)       (162)     (183)       (185)
                                                                  ---------   ---------  --------    --------

                                                                  $  61,181   $  62,005  $137,442    $120,701
                                                                  =========   =========  ========    ========

Results of Operations

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998

      Total revenues decreased to $61.2 million in the second quarter of fiscal 1999 from $62.0 million in the second quarter of fiscal 1998, primarily due to a decrease in revenues at the Traffic Control segment of $8.4 million, which was substantially offset by an increase in revenues at the Industrial Refrigeration Systems segment and the Cooling and Cogeneration Systems segment. Revenues at the Traffic Control segment decreased by $8.7 million, principally due to a decrease in orders from governmental entities as a result of a reduction in funding allocated to traffic control projects, primarily in the Netherlands, Sweden, and the United Kingdom, and the divestiture and closure of certain Peek businesses in fiscal 1998. The favorable effects of currency translation, due to a decline in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates, increased revenues at the Traffic

Control segment by $0.3 million in fiscal 1999. Industrial Refrigeration Systems segment revenues increased to $20.9 million in fiscal 1999 from $18.4 million in fiscal 1998, primarily due to increased demand for custom-designed industrial refrigeration packages at FES. Cooling and Cogeneration Systems segment revenues increased to $9.8 million in fiscal 1999 from $4.8 million in fiscal 1998, principally due to the inclusion of $3.7 million in revenues from Optronics, acquired in July 1998, and increased demand for gas-fueled cooling systems.

      The gross profit margin was unchanged at 26% in the second quarter of fiscal 1999 and 1998. The gross profit margin at the Traffic Control segment increased to 30% in fiscal 1999 from 29% in fiscal 1998, primarily due to certain cost reduction programs implemented at its U.S. operations, including improved outsourcing and purchasing techniques, offset in part by the effect of a change in sales mix at its subsidiary located in the Netherlands. Changes in gross profit margin from fiscal 1998 to fiscal 1999 at the Industrial Refrigeration Systems segment and the Cooling and Cogeneration Systems segment did not materially impact the Company's consolidated gross profit margin. The impact of margin improvement at the Traffic Control segment on the Company's consolidated gross profit margin was mitigated by the effect of proportionately lower revenues from the higher-margin Traffic Control segment.

      Selling, general, and administrative expenses as a percentage of revenues increased to 22% in the second quarter of fiscal 1999 from 21% in the second quarter of fiscal 1998, principally due to an increase at the Traffic Control segment due to lower revenues.

      Research and development expenses were $1.6 million in the second quarter of fiscal 1999, compared with $2.6 million in the second quarter of fiscal 1998. Research and development expenses decreased $0.6 million at the Traffic Control segment primarily due to a decline in consulting costs at its subsidiary located in the Netherlands. In addition, research and development expenses at the Cooling and Cogeneration segment decreased due to a reduction in spending on natural gas-engine products and propane-powered lighting products due to the completion of a phase of development efforts for these products.

        The Company recorded restructuring costs of $0.7 million in the second quarter of fiscal 1999 at the Traffic Control segment, primarily for severance and abandoned facility-payments relating to the consolidation of facilities at Peek (Note 6).

      Interest income decreased by $0.6 million in the second quarter of fiscal 1999 principally due to lower average invested balances resulting from the use of cash to redeem ThermoLyte common stock in fiscal 1999 and to fund acquisitions and repay short-term obligations assumed in connection with the Peek acquisition in fiscal 1998. Interest expense decreased to $2.2 million in the second quarter of fiscal 1999 from $2.6 million in the second quarter of fiscal 1998, principally due to the repayment in fiscal 1998 of short-term obligations assumed in connection with the Peek acquisition and the effect of lower interest rates.

      The Company recorded a tax benefit at an effective rate of 20% in the second quarter of fiscal 1999. The effective tax rate was below the statutory federal income tax rate principally due to the effect of $1.0 million of nondeductible amortization of cost in excess of net assets of acquired companies. The Company recorded a tax provision of $5,000 in the second quarter of fiscal 1998 on a pretax loss of $1.1 million, principally due to the effect of $1.0 million of nondeductible amortization of cost in excess of net assets of acquired companies, and an increase in the valuation allowance on net operating loss carryforwards and other tax assets at the Company's ThermoLyte subsidiary.

      Minority interest expense of $0.1 million in the second quarter of fiscal 1998 represents the accretion of ThermoLyte common stock subject to redemption, which was accreted to its full redemption value in December 1998.

      In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of operations for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal 1999 (Note 4). The loss from discontinued operations was $0.1 million in the second quarter of fiscal 1999 and $0.2 million in the second quarter of fiscal 1998.

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998

      Total revenues increased to $137.4 million in the first six months of fiscal 1999 from $120.7 million in the first six months of fiscal 1998, primarily due to the inclusion of $6.2 million in revenues from Optronics, acquired in July 1998, and an increase in revenues at the Traffic Control segment of $5.0 million. Revenues increased at the Traffic Control segment in fiscal 1999 due to a $12.6 million increase in the first quarter of fiscal 1999, which was due to the inclusion of revenues from Peek plc, acquired in November 1997, for the full three-month period. This increase was offset in part by a decrease of $8.7 million in the second quarter of fiscal 1999 for the reasons discussed in the results of operations for the second quarter. In addition, the favorable effects of currency translation increased revenues at the Traffic Control segment by $1.1 million. Industrial Refrigeration Systems segment revenues increased to $37.7 million in fiscal 1999 from $35.4 million in fiscal 1998 primarily due to increased demand for custom-designed industrial refrigeration packages at FES. Cooling and Cogeneration Systems segment revenues increased to $17.2 million in fiscal 1999 from $7.8 million in fiscal 1998, principally due to the inclusion of revenues from Optronics and increased demand for gas-fueled cooling systems.

      The gross profit margin decreased to 27% in the first six months of fiscal 1999 from 28% in the first six months of fiscal 1998, principally due to a decrease at the Traffic Control segment. The gross profit margin at the Traffic Control segment decreased to 30% in fiscal 1999 from 32% in fiscal 1998, primarily due to a change in sales mix at its subsidiary located in the Netherlands, offset in part by margin improvement at its U.S. operations. The fiscal 1998 gross profit margin included a $0.9 million charge relating to the sale of inventories revalued at the date of the acquisition of Peek. Changes in gross profit margin from fiscal 1998 to fiscal 1999 at the Industrial Refrigeration Systems segment and the Cooling and Cogeneration Systems segment did not materially impact the Company's consolidated gross profit margin. The effect of a decrease in the gross profit margin at the Traffic Control segment on the Company's consolidated gross profit margin was mitigated in part by the effect of an increase in revenues from the higher-margin Traffic Control segment.

      Selling, general, and administrative expenses as a percentage of revenues were unchanged at 21% in the first six months of fiscal 1999 and 1998. Selling, general, and administrative expenses increased to $29.0 million in fiscal 1999 from $25.5 million in fiscal 1998, principally due to an increase in expenses at the Cooling and Cogeneration segment, due to the inclusion of expenses from Optronics, and an increase in expenses at the Traffic Control segment. The increase in selling, general, and administrative expenses at the Traffic Control segment was due to the inclusion of expenses from Peek for the full six-month period, and was offset in part by the effect of efforts to reduce expenses at that business.

      Research and development expenses decreased to $3.4 million in the first six months of fiscal 1999 from $4.2 million in the first six months of fiscal 1998, primarily due to reduced spending at the Cooling and Cogeneration segment on natural gas-engine products and propane-powered lighting products, due to the completion of a phase of development efforts for these products. In addition, an increase in research and development expenses at the Traffic Control segment due to the inclusion of expenses from Peek for the full six-month period in fiscal 1999, was offset by a decrease in research and development expenses at this segment for the reason discussed in the results of operations for the second quarter.

      The Company recorded restructuring costs of $0.7 million in the first six months of fiscal 1999 for the reasons discussed in the results of operations for the second quarter.

      Interest income decreased to $0.4 million in the first six months of fiscal 1999 from $1.3 million in the first six months of fiscal 1998, principally for the reasons discussed in the results of operations for the second quarter. Interest expense increased to $4.5 million in the first six months of fiscal 1999 from $4.1 million in the first six months of fiscal 1998, principally due to borrowings from Thermo Electron to finance the November 1997 acquisition of Peek, offset in part by a reduction in interest expense for the reasons discussed in the results of operations for the second quarter.

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998 (continued)

      The Company recorded a tax provision of $0.6 million in the first six months of fiscal 1999 on a pretax loss of $0.1 million, principally due to the effect of $2.0 million of nondeductible amortization of cost in excess of net assets of acquired companies. The Company recorded a tax provision of $1.2 million in the first six months of fiscal 1998 on pretax income of $1.6 million, principally due to the effect of $1.7 million of nondeductible amortization of cost in excess of net assets of acquired companies, and an increase in the valuation allowance on net operating loss carryforwards and other tax assets at the Company's ThermoLyte subsidiary.

      Minority interest expense was $0.1 million in the first six months of 1999, compared with $0.3 million in the first six months of 1998. Minority interest expense primarily represents accretion of ThermoLyte common stock subject to redemption, which was accreted to its full redemption value in December 1998. In addition, the fiscal 1998 period also includes minority interest expense on Peek's earnings for the period from November 1997 to January 1998, prior to Peek becoming a wholly owned subsidiary of the Company.

      In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of operations for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal 1999 (Note 4). The loss from discontinued operations was $0.4 million in each of the first six months of fiscal 1999 and 1998.

Liquidity and Capital Resources

      Consolidated working capital was $34.9 million at April 3, 1999, compared with $35.8 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $15.0 million at April 3, 1999, compared with $26.3 million at October 3, 1998. At April 3, 1999, $12.4 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, repatriation of this cash into the U. S. would be subject to a U. S. tax.

      During the first six months of fiscal 1999, $4.0 million of cash was provided by operating activities, which consisted of $2.9 million provided by continuing operations and $1.1 million provided by discontinued operations. Cash provided by continuing operations was reduced by an increase in accounts receivable of $5.9 million and a decrease in other current liabilities of $4.4 million, principally due to a decrease in billings in excess of contract costs and fees. Accounts receivable increased primarily due to the timing of shipments at FES and Tecogen and the timing of customer payments at Tecogen and Peek, offset in part by the effect of lower revenues at Peek. Cash provided by continuing operations was improved by a decrease in inventories of $2.7 million and a decrease in unbilled costs and fees of $3.6 million. The reduction in inventories was due to a decrease in inventories at the Traffic Control segment, primarily in the United Kingdom and the Netherlands as a result of implementing programs to reduce inventory levels and in response to declines in revenues at these locations. The decrease in inventories at the Traffic Control business was offset in part by an increase in inventories at the Industrial Refrigeration Systems segment and the Cooling and Cogeneration Systems segment to meet expected future demand. The change in billings in excess of contract costs and fees and unbilled contract costs and fees was due to the timing of billings and completion of contracts.

      During the first six months of fiscal 1999, the Company's primary investing activities, excluding available-for-sale investments activity, included the sale of the industrial and marine engine product lines of its Crusader Engines division for $6.4 million in cash and a receivable of $1.0 million (Note 4), and the acquisition of Linne Trafiksystem AB, acquired in December 1998, for $1.6 million in cash. In addition, the Company expended $3.5 million for purchases of property, plant, and equipment and rental assets, and received $0.9 million in proceeds from the sale of property, plant, and equipment and rental assets. During the remainder of fiscal 1999, the Company expects to make capital expenditures for the purchase of property, plant, and equipment and rental assets of approximately $6 million.

      The Company's financing activities used $16.9 million of cash during the first six months of fiscal 1999, principally to purchase $17.1 million of ThermoLyte's common stock subject to redemption, which was redeemed in December 1998. The remaining liability for redeemable common stock of ThermoLyte, which is $1.4 million, is included in working capital at April 3, 1999. The remaining ThermoLyte shares are redeemable at the option of the holder in December 1999. The Company's ownership of ThermoLyte increased to 98% following the December 1998 redemption.

      The Company's $160.0 million promissory note to Thermo Electron is due in November 1999. Thermo Electron has issued a commitment letter to the Company pursuant to which Thermo Electron has agreed to refinance the promissory note at the option of the Company, on its maturity date, with the net proceeds from its October 1998 offering of 7.625% Notes due 2008, and other available cash (Note
7). In accordance with the commitment letter, the new promissory note from the Company to Thermo Electron would be due in 2008 and bear interest at a rate of 7.625%. The Company's Board of Directors has authorized additional borrowings of up to $10 million from Thermo Electron to fund working capital requirements and Thermo Electron has expressed its willingness to lend such funds. The Company believes its existing resources, together with the funding expected from Thermo Electron as described above, are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Year 2000

      The following constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products;
(iii) assessing the year 2000 readiness of its key suppliers and vendors to determine their year 2000 compliance status; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe it is required to make any material upgrades to its critical facilities. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 70% complete as of April 3, 1999. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by October 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially completed by August 1999.

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

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $1.4 million as of April 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $2.6 million. Of the external costs incurred as of April 3, 1999, approximately $0.7 million had been spent on testing and upgrading information technology systems. In fiscal year 1998, approximately 25% of the Company's total information technology budget was spent on the year 2000 issue. In addition, as of April 3, 1999, $0.6 million had been spent on testing and upgrading products and $0.1 million had been spent to test and upgrade facilities. Year 2000 costs were funded from working capital. All internal costs and related external costs, other than capital additions related to year 2000 remediation, have been and will continue to be expensed as incurred.

      The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and would be unable to provide materials and services to the Company on time. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates and interest rates has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On March 10, 1999, at the Annual Meeting of Shareholders, the shareholders elected eight incumbent directors to a one-year term expiring in 2000. The directors reelected at the meeting were: Marshall J. Armstrong, Frank Borman, J. Timothy Corcoran, Peter O. Crisp, John N. Hatsopoulos, Brian D. Holt, Donald E. Noble, and John J. Setnicka. Mr. Armstrong, Mr. Holt, and Mr. Noble each received 11,508,257 shares voted in favor of his election and 41,153 shares voted against; Col. Borman and Mr. Hatsopoulos each received 11,508,357 shares voted in favor of his election and 41,053 shares voted against; Mr. Corcoran received 11,508,457 shares voted in favor of his election and 40,953 shares voted against; and Mr. Crisp and Mr. Setnicka each received 11,508,557 shares voted in favor of his election and 40,853 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding the exhibits.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May 1999.

                                                       THERMO POWER CORPORATION



                                                       /s/ Paul F. Kelleher
                                                       Paul F. Kelleher
                                                       Chief Accounting Officer



                                                       /s/ Theo Melas-Kyriazi
                                                       Theo Melas-Kyriazi
                                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   2.1 Agreement and Plan of Merger dated May 5, 1999, by and among Thermo Electron Corporation, TP Acquisition Corporation, and the Company.

  27           Financial Data Schedule.