Form 10-Q
period 1999-07-03
THERMO POWER CORP
filed 1999-08-10
CIK 813895

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                         Outstanding at July 30, 1999
   Common Stock, $.10 par value                      11,908,573



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO POWER CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 10,265    $22,240
 Advance to affiliate (Note 10)                                                            657          -
 Available-for-sale investments, at quoted market value (amortized cost                      -      4,018
   of $4,017)
 Accounts receivable, less allowances of $9,664 and $10,299                             58,117     52,098
 Unbilled contract costs and fees                                                        6,526     10,718
 Inventories:
   Raw materials                                                                        17,635     21,549
   Work in process                                                                      10,459     14,422
   Finished goods                                                                        8,041      8,013
 Prepaid income taxes                                                                   11,008     11,205
 Net assets of discontinued operations (Note 4)                                              -      8,525
 Other current assets (Note 4)                                                           3,869      2,421
 Due from parent company and affiliated companies                                            -        732
                                                                                      --------   --------

                                                                                       126,577    155,941
                                                                                      --------   --------

Rental Assets, at Cost                                                                  17,353     14,884
 Less:  Accumulated depreciation and amortization                                        5,310      4,766
                                                                                      --------   --------

                                                                                        12,043     10,118
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 32,775     34,433
 Less:  Accumulated depreciation and amortization                                       11,208      9,562
                                                                                      --------   --------

                                                                                        21,567     24,871
                                                                                      --------   --------

Other Assets                                                                             4,648      4,976
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 6)                            147,370    155,729
                                                                                      --------   --------

                                                                                      $312,205   $351,635
                                                                                      ========   ========




                            THERMO POWER CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, October 3,
(In thousands except share amounts)                                                       1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                        $  4,696    $   396
   (includes $1,458 advanced from affiliate in fiscal 1999; Note 10)
 Accounts payable                                                                       27,186     30,899
 Accrued payroll and employee benefits                                                   7,340      7,885
 Billings in excess of contract costs and fees                                           6,301      8,517
 Accrued income taxes                                                                    7,226     10,048
 Accrued warranty costs                                                                  6,491      6,293
 Common stock of subsidiary subject to redemption ($1,380 and $18,450                    1,380     18,372
   redemption value; Note 9)
 Accrued acquisition expenses (Note 5)                                                   9,770     10,992
 Other accrued expenses (Notes 4 and 6)                                                 25,096     26,777
 Due to parent company and affiliated companies                                          1,280          -
                                                                                      --------   --------

                                                                                        96,766    120,179
                                                                                      --------   --------

Deferred Income Taxes                                                                      852      1,093
                                                                                      --------   --------

Long-term Obligations (includes $160,000 due to parent company; Note 7)                160,439    160,499
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 30,000,000 shares authorized;                             1,249      1,249
   12,493,371 shares issued
 Capital in excess of par value                                                         55,505     55,401
 Retained earnings                                                                       5,771     16,147
 Treasury stock at cost, 601,619 and 663,208 shares                                     (4,178)    (4,600)
 Accumulated other comprehensive items (Note 2)                                         (4,199)     1,667
                                                                                      --------   --------

                                                                                        54,148     69,864
                                                                                      --------   --------

                                                                                      $312,205   $351,635
                                                                                      ========   ========












The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO POWER CORPORATION


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Revenues                                                                               $68,292    $58,345
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues (Note 6)                                                              52,865     39,325
 Selling, general, and administrative expenses (Note 6)                                 13,693     12,310
 Research and development expenses                                                       2,211      1,847
 Restructuring costs (Note 6)                                                            8,913          -
                                                                                       -------    -------

                                                                                        77,682     53,482
                                                                                       -------    -------

Operating Income (Loss)                                                                 (9,390)     4,863

Interest Income                                                                            137        416
Interest Expense (includes $1,957 and $2,335 to related party)                          (2,029)    (2,483)
                                                                                       -------    -------

Income (Loss) from Continuing Operations Before Income Taxes and                       (11,282)     2,796
Minority Interest
Provision (Benefit) for Income Taxes                                                    (1,638)     1,368
Minority Interest Expense                                                                    -         78
                                                                                       -------    -------

Income (Loss) from Continuing Operations                                                (9,644)     1,350
Income from Discontinued Operations (Note 4)                                                 -         41
                                                                                       -------    -------

Net Income (Loss)                                                                      $(9,644)   $ 1,391
                                                                                       =======    =======

Basic and Diluted Earnings (Loss) per Share from Continuing  Operations (Note 3)       $  (.81)   $   .11
                                                                                       =======    =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                   $  (.81)   $   .12
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  11,885     11,823
                                                                                       =======    =======

 Diluted                                                                                11,885     11,951
                                                                                       =======    =======










The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO POWER CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $205,734   $179,046
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues (Note 6)                                                             153,234    125,882
 Selling, general, and administrative expenses (Note 6)                                 42,649     37,853
 Research and development expenses                                                       5,622      6,031
 Restructuring costs (Note 6)                                                            9,614          -
                                                                                      --------   --------

                                                                                       211,119    169,766
                                                                                      --------   --------

Operating Income (Loss)                                                                 (5,385)     9,280

Interest Income (includes $257 from related party in fiscal 1998)                          504      1,673
Interest Expense (includes $6,162 and $5,824 to related party)                          (6,492)    (6,544)
                                                                                      --------   --------

Income (Loss) from Continuing Operations Before Income Taxes and                       (11,373)     4,409
 Minority Interest
Provision (Benefit) for Income Taxes                                                    (1,075)     2,568
Minority Interest Expense                                                                   78        345
                                                                                      --------   --------

Income (Loss) from Continuing Operations                                               (10,376)     1,496
Loss from Discontinued Operations (Note 4)                                                   -       (338)
                                                                                      --------   --------

Net Income (Loss)                                                                     $(10,376)  $  1,158
                                                                                      ========   ========

Basic and Diluted Earnings (Loss) per Share from Continuing  Operations (Note 3)      $   (.88)  $    .13
                                                                                      ========   ========

Basic and Diluted Earnings (Loss) per Share (Note 3)                                  $   (.88)  $    .10
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  11,853     11,841
                                                                                      ========   ========

 Diluted                                                                                11,853     11,931
                                                                                      ========   ========










The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO POWER CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,     July 4,
(In thousands)                                                                            1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Operating Activities:
 Net income (loss)                                                                  $  (10,376) $   1,158
 Adjustment to reconcile net income (loss) to income (loss) from continuing operations:
     Loss from discontinued operations (Note 4)                                              -        338
                                                                                    ----------  ---------

 Income (loss) from continuing operations                                              (10,376)     1,496
 Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
     Depreciation and amortization                                                       8,004      8,001
     Provision for losses on accounts receivable (Note 6)                                  885        167
     Noncash restructuring costs (Note 6)                                                5,719          -
     Minority interest expense                                                              78        345
     Change in deferred income taxes                                                      (149)      (877)
     Other noncash items (Note 6)                                                        2,988        (53)
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
        Accounts receivable                                                             (9,644)    (3,531)
        Inventories                                                                      2,979       (830)
        Unbilled contract costs and fees                                                 4,019       (890)
        Other current assets                                                              (517)       (35)
        Accounts payable                                                                (2,348)    (3,617)
        Other current liabilities                                                       (3,673)       393
                                                                                    ----------  ---------

          Net cash provided by (used in) continuing operations                          (2,035)       569
          Net cash provided by discontinued operations                                   1,000      4,510
                                                                                    ----------  ---------

          Net cash provided by (used in) operating activities                           (1,035)     5,079
                                                                                    ----------  ---------

Investing Activities:
 Acquisitions, net of cash acquired                                                     (1,587)  (148,854)
 Proceeds from sale of a business (Note 4)                                               6,393          -
 Proceeds from sale of a business to related party                                           -     19,117
 Proceeds from sale and maturities of available-for-sale investments                     4,018      5,011
 Advances to affiliate, net (Note 10)                                                     (657)         -
 Increase in rental assets                                                              (3,706)    (2,374)
 Proceeds from sale of rental assets                                                       740      1,230
 Purchases of property, plant, and equipment                                            (2,939)    (5,662)
 Proceeds from sale of property, plant and equipment                                       189      2,066
 Other                                                                                      53       (783)
                                                                                    ----------  ---------

          Net cash provided by (used in) continuing operations                           2,504   (130,249)
          Net cash used in discontinued operations                                           -       (173)
                                                                                    ----------  ---------

          Net cash provided by (used in) investing activities                       $    2,504  $(130,422)
                                                                                    ----------  ---------


                            THERMO POWER CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Financing Activities:
 Redemption of subsidiary common stock (Note 9)                                     $  (17,070) $       -
 Issuance of long-term obligation to parent company                                          -    160,000
 Increase (decrease) in short-term obligations                                           4,389    (27,402)
 Purchases of Company common stock                                                           -     (1,390)
 Net proceeds from issuance of Company common stock                                        526        537
 Repayment of long-term obligations                                                       (275)         -
                                                                                    ----------  ---------

          Net cash provided by (used in) financing activities of                       (12,430)   131,745
            continuing operations
                                                                                    ----------  ---------

Exchange Rate Effect on Cash                                                            (1,014)       171
                                                                                    ----------  ---------

Increase (Decrease) in Cash and Cash Equivalents                                       (11,975)     6,573
Cash and Cash Equivalents at Beginning of Period                                        22,240     19,347
                                                                                    ----------  ---------

Cash and Cash Equivalents at End of Period                                          $   10,265  $  25,920
                                                                                    ==========  =========

Noncash Activities:
 Fair value of assets of acquired companies                                         $    1,767  $ 271,109
 Cash paid for acquired companies                                                       (1,587)  (164,435)
 Cash paid in prior year for acquired company                                                -     (2,301)
                                                                                    ----------  ---------

   Liabilities assumed of acquired companies                                        $      180  $ 104,373
                                                                                    ==========  =========




















The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Power Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and nine-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the nine-month periods ended July 3, 1999, and July
4, 1998. The Company's results of operations for the nine-month periods ended
July 3, 1999, and July 4, 1998, include 39 weeks and 40 weeks, respectively. In addition, prior period amounts have been reclassified to conform to the presentation in the current financial statements and to classify the results of the Company's Engines segment as discontinued operations (Note 4). Interim results are not necessarily indicative of results for a full year.

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

Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $11,607,000 and $104,000, respectively. During the first nine months of fiscal 1999 and 1998, the Company had a comprehensive loss of $16,242,000 and $618,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Income (Loss) from Continuing Operations                        $(9,644)   $  1,350   $(10,376)  $  1,496
Income (Loss) from Discontinued Operations                            -          41          -       (338)
                                                                -------    --------   --------   --------

Net Income (Loss)                                               $(9,644)   $  1,391   $(10,376)  $  1,158
                                                                =======    ========   ========   ========

Basic
Weighted Average Shares                                          11,885      11,823     11,853     11,841
                                                                -------    --------   --------   --------

Basic Earnings (Loss) per Share:
 Continuing operations                                          $  (.81)   $    .11   $   (.88)  $    .13
 Discontinued operations                                              -         .01          -       (.03)
                                                                -------    --------   --------   --------

                                                                $  (.81)   $    .12   $   (.88)  $    .10
                                                                =======    ========   ========   ========



3.    Earnings (Loss) per Share (continued)

                                                                Three Months Ended       Nine Months Ended
                                                                July 3,     July 4,     July 3,   July 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Weighted Average Shares                                          11,885      11,823     11,853     11,841
Effect of Stock Options                                               -         128          -         90
                                                                -------    --------   --------   --------

Weighted Average Shares, as Adjusted                             11,885      11,951     11,853     11,931
                                                                -------    --------   --------   --------

Diluted Earnings (Loss) per Share:
 Continuing operations                                          $  (.81)   $    .11    $  (.88)  $    .13
 Discontinued operations                                              -         .01          -       (.03)
                                                                -------    --------   --------   --------

                                                                $  (.81)   $    .12   $   (.88)  $    .10
                                                                =======    ========   ========   ========

      The computation of diluted loss per share for the fiscal 1999 periods excludes the effect of assuming the exercise of outstanding stock options as the effect would be antidilutive due to the Company's net loss. As of July 3, 1999, there were 1,231,000 of such options outstanding, with exercise prices ranging from $6.40 to $11.90 per share. The computation of diluted earnings per share for the fiscal 1998 periods excluded the effect of certain outstanding stock options as they were antidilutive.

4.    Discontinued Operations

      During fiscal 1998, the Company adopted a plan to divest its Engines segment, which consisted of its Crusader Engines division. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of operations for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal 1999. The Engines segment had revenues from external customers through the date of disposition and a net loss for the first nine months of fiscal 1999 of $2,695,000 and $413,000, respectively. The revenues from external customers and net loss from the Engines segment for the first nine months of fiscal 1998 were $17,993,000 and $338,000, respectively. The reserve for estimated losses on disposal of discontinued operations at October 3, 1998, totaled $993,000, including $700,000 for estimated losses from operations of the Engines segment through the expected date of disposition. During the first nine months of fiscal 1999, the reserve was increased by a pretax gain on the sale of the net assets of the industrial and marine engine product lines of $508,000, discussed below, and was reduced by pretax operating losses of discontinued operations of $645,000. The remaining reserve at July 3, 1999, was $896,000, primarily representing continuing warranty obligations and a reserve for estimated losses from operations as the Company winds down this business following its divestiture. The tax effect on these items was recorded as an adjustment to accrued income taxes. The reserve for estimated losses on disposal of discontinued operations is included in other accrued expenses in the accompanying balance sheet.

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



5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses, principally Peek plc, acquired in November 1997. The Company's restructuring activities at acquired businesses, accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, have primarily included the completion of acquired loss contracts at businesses being closed, abandonment of excess facilities, and reductions in staffing levels. In accordance with EITF 95-3, the Company recorded costs in connection with these restructuring activities as part of the cost of acquisitions and finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. A summary of the changes in accrued acquisition expenses follows:


                                      Acquired    Abandonment
                                          Loss      of Excess
(In thousands)                       Contracts     Facilities       Severance          Other         Total
------------------------------- -------------- -------------- --------------- -------------- -------------

Balance at October 3, 1998            $ 8,906        $ 1,425        $   639         $    22        $10,992
 Reserves established                       -              -             99               -             99
 Usage                                   (330)          (283)          (592)              -         (1,205)
 Decrease due to                            -              -              -             (22)           (22)
   finalization of
   restructuring plans,
   recorded as a decrease in
   cost in excess of net
   assets of acquired
   companies
 Currency translation                     (89)             -             (5)              -            (94)
                                      -------        -------        -------         -------        -------

Balance at July 3, 1999               $ 8,487        $ 1,142        $   141         $     -        $ 9,770
                                      =======        =======        =======         =======        =======

6.    Restructuring and Related Costs

      During the third quarter of fiscal 1999, the Company undertook certain restructuring actions, which included a decision by the Cooling and Cogeneration
Systems segment to divest its ThermoLyte Corporation subsidiary, as well as a decision by the Traffic Control segment to outsource certain manufacturing and warranty functions and reduce staffing levels, and a decision by the Industrial
Refrigeration Systems segment to reduce staffing levels. In addition, the Traffic Control segment wrote down certain assets at Peek's sales and service subsidiaries located in Malaysia and Croatia that have become impaired due to business conditions in those regions. In connection with these actions, the Company recorded restructuring and related costs of $12.6 million, including
$8.9 million of restructuring costs, inventory provisions of $3.0 million, costs for outsourcing certain warranty repairs of $0.5 million, and a provision for uncollectible accounts receivable of $0.2 million. Of the restructuring and related costs of $12.6 million, $7.9 million, $4.6 million, and $0.1 million were recorded by the Traffic Control, Cooling and Cogeneration Systems, and Industrial Refrigeration Systems segments, respectively. Restructuring costs include $4.1 million for the write-off of cost in excess of net assets of acquired companies, of which $2.9 million was to reduce the carrying value of ThermoLyte to the estimated proceeds from its sale and $1.2 million was to reduce the carrying value of Peek's subsidiaries located in Malaysia and Croatia due to projected undiscounted cash flows from their operations being insufficient to recover the Company's investment. In addition, restructuring costs include $2.0 million of severance costs for approximately 63 employees across all functions; $1.6 million for the write-down of certain fixed assets, principally at operations being exited; and $1.2 million for lease costs at facilities being abandoned. Provisions for severance and leases were accounted for in accordance with EITF 94-3. The inventory and warranty provisions are included in cost of revenues and the charge for uncollectible accounts receivable is included in selling, general, and administrative expenses in the accompanying statement of operations. Inventory provisions represent a write-down of inventories to estimated salvage value and consist of $1.9 million for raw materials for product lines being outsourced, $1.0 million for a discontinued product line, and $0.1 million for inventories at Malaysia and Croatia. Unaudited revenues and operating



6.    Restructuring and Related Costs (continued)

losses for ThermoLyte, excluding restructuring and related costs, were $9.8 million and $0.1 million, respectively, for the first nine months of fiscal
1999, and $3.1 million and $1.4 million, respectively, for fiscal 1998. The
Company is actively seeking a buyer for ThermoLyte's principal operations and expects to complete a transaction in the next twelve months, although there can be no assurance that this will occur.

      During the second quarter of fiscal 1999, the Company recorded restructuring costs of $0.7 million at the Traffic Control segment related to actions taken at its Peek subsidiary. The restructuring costs, which were accounted for in accordance with EITF 94-3, consisted of $0.4 million of severance costs for approximately 70 employees across all functions, $0.2 million for lease costs at facilities being abandoned in connection with the consolidation of facilities, and an asset write-down of $0.1 million related to the consolidation of such facilities.

      The Company expects to incur additional restructuring costs totaling approximately $2.5 million, principally at the Traffic Control segment, through December 1999 for costs that will be recorded when incurred, such as additional severance and fees associated with outsourcing certain product lines. Completion of the Company's restructuring plans is expected to occur by December 1999. As of July 3, 1999, the Company had terminated 49 employees of the 133 employees for whom severance had been provided in the first nine months of fiscal 1999. A summary of the changes in accrued restructuring costs, included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                  Abandonment
                                                                                    of Excess
 (In thousands)                                                      Severance     Facilities         Total
------------------------------------------------ -------------- -------------- -------------- -------------

Balance at October 3, 1998                                              $    -        $     -       $     -
 Provision charged to expense                                            2,430          1,465         3,895
 Usage                                                                    (246)           (28)         (274)
 Currency translation                                                      (58)           (38)          (96)
                                                                        ------        -------       -------

Balance at July 3, 1999                                                 $2,126        $ 1,399       $ 3,525
                                                                        ======        =======       =======

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

8.    Proposed Merger

      On May 5, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron, under which Thermo Electron would acquire all of the outstanding shares of Company common stock held by minority shareholders.
The Board of Directors of the Company unanimously approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting solely of outside directors of the Company. Under the terms of the merger agreement, the Company would become a wholly owned subsidiary of Thermo
Electron. Each issued and outstanding share of Company common stock not already owned by Thermo Electron would be converted into the right to receive $12.00 in cash. Following the merger, the Company's common stock would cease to be publicly traded. The completion of this merger is subject to shareholder approval of the



8.    Proposed Merger (continued)

merger agreement and the completion of review by the Securities and Exchange
Commission of certain required filings. Thermo Electron intends to vote all of its shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed in the fourth quarter of calendar 1999.

9.    Redemption of ThermoLyte Common Stock

      In December 1998, holders of 1,707,000 shares of ThermoLyte Corporation common stock redeemed their shares for $10.00 per share in cash, or an aggregate of $17,070,000. Subsequent to such redemption, 138,000 redeemable shares of ThermoLyte common stock remained outstanding and are redeemable in December 1999 at $10.00 per share. The Company's ownership of ThermoLyte increased to 98% as a result of such redemption.

10.   Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. Amounts borrowed under this arrangement are included in "notes payable and current maturities of long-term obligations" in the accompanying balance sheet.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed immediately after this Management's
Discussion and Analysis of Financial Condition and Results of Operations under the heading "Forward-looking Statements."

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



Overview (continued)

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

      The Cooling and Cogeneration Systems segment consists of the Company's
Tecogen division and the Company's ThermoLyte Corporation subsidiary. Tecogen develops, markets, and services preassembled cooling and cogeneration systems fueled principally by natural gas for sale to a wide range of commercial, institutional, industrial, and multi-unit residential users. Certain large-capacity cooling systems are manufactured for Tecogen by FES. Tecogen also conducts research and development on natural gas-engine technology, applications of thermal energy, and pollution-control technologies. ThermoLyte is developing and commercializing various propane-powered lighting products. In July 1998, ThermoLyte acquired the outstanding stock of Optronics, Inc. Optronics sells over 400 lighting and associated products, including tail-lights and turn-signal lights for trailers, portable lights for fishing and hunting, and docking lights, and serves the automotive, sporting goods, and marine markets. In connection with restructuring actions commenced during the third quarter of fiscal 1999, the Company has decided to divest its ThermoLyte subsidiary (Note
6). Unaudited revenues and operating losses for ThermoLyte, excluding restructuring and related costs, were $9.8 million and $0.1 million, respectively, for the first nine months of fiscal 1999, and $3.1 million and $1.4 million, respectively, for fiscal 1998.


Overview (continued)

      The Company's revenues by industry segment are:

                                                                Three Months Ended      Nine Months Ended
                                                                July 3,    July 4,    July 3,     July 4,
(In thousands)                                                     1999       1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Traffic Control                                                $ 36,912   $  34,292  $119,637    $112,027
Industrial Refrigeration Systems                                 22,747      20,149    60,473      55,545
Cooling and Cogeneration Systems                                  8,656       4,193    25,830      11,948
Intersegment Sales Elimination                                      (23)       (289)     (206)       (474)
                                                               --------   ---------   -------    --------

                                                               $ 68,292   $  58,345  $205,734   $179,046
                                                               ========   =========  ========   ========

Results of Operations

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

      Total revenues increased to $68.3 million in the third quarter of fiscal
1999 from $58.3 million in the third quarter of fiscal 1998, due in part to an increase at the Cooling and Cogeneration Systems segment of $4.5 million.
Revenues at the Cooling and Cogeneration Systems segment increased principally due to the inclusion of $3.1 million in revenues from Optronics, acquired July
1998, and increased demand for gas-fueled cooling systems. Revenues at the Traffic Control segment increased to $36.9 million in fiscal 1999 from $34.3 million in fiscal 1998, principally due to an increase in revenues in Scandinavia, which includes Linne Trafik-System AB, acquired in December 1998, offset in part by a decrease in orders from governmental entities as a result of a reduction in funding allocated to traffic-control projects, primarily in the United Kingdom. The unfavorable effects of currency translation, due to an increase in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates, decreased revenues at the Traffic
Control segment by $1.1 million in fiscal 1999. Industrial Refrigeration Systems segment revenues increased to $22.7 million in fiscal 1999 from $20.1 million in fiscal 1998, primarily due to increased demand for standard industrial refrigeration packages at FES.

      The gross profit margin decreased to 23% in the third quarter of fiscal
1999 from 33% in the third quarter of fiscal 1998. The gross profit margin at the Traffic Control segment decreased to 27% in fiscal 1999 from 39% in fiscal
1998, primarily due to inventory provisions of $2.0 million and costs for outsourcing certain warranty repairs of $0.5 million incurred in connection with certain restructuring actions (Note 6). In addition, the effect of a change in sales mix at its subsidiary located in the Netherlands further reduced the gross profit margin at the Traffic Control segment. The gross profit margin at the Cooling and Cogeneration Systems segment decreased to 11% in fiscal 1999 from 19% in fiscal 1998, principally due to inventory provisions of $1.0 million incurred in connection with restructuring actions relating to the divestiture of ThermoLyte (Note 6), offset in part by the inclusion of higher margin revenue from Optronics.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 20% in the third quarter of fiscal 1999 from 21% in the third quarter of fiscal 1998, principally due to increased revenues at each segment.
Selling, general, and administrative expenses in the third quarter of 1999 includes a provision for uncollectible accounts receivable of $0.2 million incurred by the Traffic Control segment in connection with certain restructuring actions (Note 6).

      Research and development expenses increased to $2.2 million in the third quarter of fiscal 1999 from $1.8 million in the third quarter of fiscal 1998.
Research and development expenses increased $0.6 million at the Traffic Control segment primarily due to increased product development in the United States and Sweden. This increase was offset in part by lower expenses at the Cooling and Cogeneration Systems segment due to a reduction in spending on natural gas-engine products and propane-powered lighting products as a result of the completion of a phase of development efforts for these products.


Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998 (continued)

      During the third quarter of fiscal 1999, the Company undertook certain restructuring actions, which included a decision by the Cooling and Cogeneration
Systems segment to divest its ThermoLyte subsidiary, a decision by the Traffic
Control segment to outsource certain manufacturing and warranty functions and reduce staffing levels, and a decision by the Industrial Refrigeration Systems segment to reduce staffing levels. In addition, the Traffic Control segment wrote down certain assets at Peek's sales and service subsidiaries located in Malaysia and Croatia that have become impaired due to business conditions in those regions. In connection with these actions, the Company recorded restructuring costs of $8.9 million, including $4.1 million for the write-off of cost in excess of net assets of acquired companies; $2.0 of severance costs;
$1.6 million for the write-down of certain fixed assets, principally at operations being exited; and $1.2 million for lease costs at facilities being abandoned (Note 6). Of the total restructuring costs of $8.9 million recorded by the Company, $5.2 million, $3.6 million, and $0.1 million were recorded by the Traffic Control, Cooling and Cogeneration Systems, and Industrial Refrigeration
Systems segments, respectively. The Company expects to incur additional restructuring costs totaling approximately $2.5 million, principally at the Traffic Control segment, through December 1999.

      Interest income decreased to $0.1 million in the third quarter of fiscal
1999 from $0.4 million in the third quarter of fiscal 1998. This decrease was principally due to lower average invested balances resulting from the use of cash to redeem ThermoLyte common stock in fiscal 1999 and to fund acquisitions and repay short-term obligations assumed in connection with the Peek acquisition in fiscal 1998. Interest expense decreased to $2.0 million in the third quarter of fiscal 1999 from $2.5 million in the third quarter of fiscal 1998, principally due to the effect of lower interest rates.

      The Company recorded a tax benefit of $1.6 million in the third quarter of 1999 on pretax losses of $11.3 million, resulting in an effective tax rate of 15%. The effective tax rate was lower than the statutory federal income tax rate principally due to nondeductible charges, including the write-off of cost in excess of net assets of acquired companies of $4.1 million (Note 6) and the amortization of $1.1 million of cost in excess of net assets of acquired companies, and foreign tax rate differentials. The Company recorded a tax provision of $1.4 million in the third quarter of fiscal 1998 on pretax income of $2.8 million, resulting in an effective tax rate of 49%. The effective tax rate was higher than the statutory federal income tax rate, principally due to the effect of $1.1 million of nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the effect of foreign tax rate differentials.

      Minority interest expense of $0.1 million in the third quarter of fiscal
1998 represents the accretion of ThermoLyte common stock subject to redemption, which was accreted to its full redemption value in December 1998.

      In accordance with the provisions of Accounting Principles Board Opinion
(APB) No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of operations for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal
1999 (Note 4). The Company had a loss from discontinued operations of $0.1 million in the third quarter of fiscal 1999 and income from discontinued operations of $41,000 in the third quarter of fiscal 1998. The Company retained liability for certain warranty obligations of this business. The Company does not expect that this obligation, or other costs associated with winding down this business, will materially affect its results of operations or cash flows.

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

      Total revenues increased to $205.7 million in the first nine months of fiscal 1999 from $179.0 million in the first nine months of fiscal 1998, primarily due to an increase at the Cooling and Cogeneration segment of $13.9 million and an increase at the Traffic Control segment of $7.6 million. Cooling and Cogeneration Systems segment revenues increased principally due to the inclusion of $9.3 million of revenues from Optronics, acquired in July 1998, and increased demand for gas-fueled cooling systems. Revenues increased at the Traffic Control segment in fiscal 1999 due to the inclusion of revenues from Peek, acquired in November 1997, for the full nine-month period, offset in part by a decrease in Peek revenues from governmental entities as a result of a reduction in funding allocated to traffic


First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998 (continued)

control projects, primarily in the Netherlands and the United Kingdom. In addition, the unfavorable effects of currency translation decreased revenues at the Traffic Control segment by $0.8 million. Industrial Refrigeration Systems segment revenues increased to $60.5 million in fiscal 1999 from $55.5 million in fiscal 1998, primarily due to increased demand for standard industrial refrigeration packages at FES.

      The gross profit margin decreased to 26% in the first nine months of fiscal 1999 from 30% in the first nine months of fiscal 1998, principally due to a decrease at the Traffic Control segment. The gross profit margin at the Traffic Control segment decreased to 30% in fiscal 1999 from 34% in fiscal 1998, primarily due to the reasons discussed in the results of operations for the third quarter. These decreases were offset in part by margin improvement at the U.S. operations of the Traffic Control segment due to certain cost reduction programs, including outsourcing and purchasing techniques. The fiscal 1998 gross profit margin included a $0.9 million charge relating to the sale of inventories revalued at the date of the acquisition of Peek. Changes in gross profit margin from fiscal 1998 to fiscal 1999 at the Industrial Refrigeration Systems segment and the Cooling and Cogeneration Systems segment did not materially impact the Company's consolidated gross profit margin.

      Selling, general, and administrative expenses as a percentage of revenues were unchanged at 21% in the first nine months of fiscal 1999 and 1998. Selling, general, and administrative expenses increased to $42.6 million in fiscal 1999 from $37.9 million in fiscal 1998, principally due to an increase in expenses at the Cooling and Cogeneration segment, due to the inclusion of expenses from Optronics, and an increase in expenses at the Traffic Control segment. The increase in selling, general, and administrative expenses at the Traffic Control segment was due to the inclusion of expenses from Peek for the full nine-month period, and was offset in part by the effect of efforts to reduce expenses at that business.

      Research and development expenses decreased to $5.6 million in the first nine months of fiscal 1999 from $6.0 million in the first nine months of fiscal
1998, primarily due to reduced spending at the Cooling and Cogeneration segment on natural gas-engine products and propane-powered lighting products, due to the completion of a phase of development efforts for these products. This decrease was offset in part by higher research and development expenses at the Traffic
Control segment due to the inclusion of expenses from Peek for the full nine-month period in fiscal 1999.

      During the first nine months of fiscal 1999, the Company undertook certain restructuring actions and recorded restructuring costs of $9.6 million (Note 6).
Of the total restructuring costs of $9.6 million recorded by the Company, $5.9 million, $3.6 million, and $0.1 million were recorded by the Traffic Control, Cooling and Cogeneration Systems, and Industrial Refrigeration Systems segments, respectively. Restructuring costs of $8.9 million were recorded in the third quarter of fiscal 1999 for the reasons discussed in the results of operations for the third quarter. In addition, during the second quarter of fiscal 1999, the Traffic Control segment recorded restructuring costs of $0.7 million, primarily for severance and abandoned-facility payments relating to the consolidation of facilities at Peek.

      Interest income decreased to $0.5 million in the first nine months of fiscal 1999 from $1.7 million in the first nine months of fiscal 1998, principally for the reasons discussed in the results of operations for the third quarter. Interest expense was unchanged at $6.5 million in the first nine months of fiscal 1999 and 1998. Interest expense increased in fiscal 1999 due to the inclusion of interest expense on borrowings from Thermo Electron to finance the November 1997 acquisition of Peek for the full nine-month period in fiscal 1999.
This increase was offset by a reduction in interest expense due to the repayment in fiscal 1998 of short-term obligations assumed in connection with the Peek acquisition and the effect of lower interest rates.

      The Company recorded a tax benefit of $1.1 million in the first nine months of fiscal 1999 on a pretax loss of $11.4 million, resulting in an effective tax rate of 9%. The effective tax rate was lower than the statutory federal income tax rate principally due to nondeductible charges, including the write-off of cost in excess of net assets of acquired companies of $4.1 million
(Note 6) and the amortization of $3.3 million of cost in excess of net assets of acquired companies, and foreign tax rate differentials. The Company recorded a tax provision of $2.6 million in the first nine months of fiscal 1998 on pretax income of $4.4 million, resulting in an effective tax rate of 58%. The


First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998 (continued)

effective tax rate was higher than the statutory federal income tax rate principally due to the effect of $2.7 million of nondeductible amortization of cost in excess of net assets of acquired companies, and an increase in the valuation allowance on net operating loss carryforwards and other tax assets at the Company's ThermoLyte subsidiary.

      Minority interest expense was $0.1 million in the first nine months of 1999, compared with $0.3 million in the first nine months of 1998. Minority interest expense primarily represents accretion of ThermoLyte common stock subject to redemption, which was accreted to its full redemption value in December 1998. In addition, the fiscal 1998 period also includes minority interest expense on Peek's earnings for the period from November 1997 to January
1998, prior to Peek becoming a wholly owned subsidiary of the Company.

      In accordance with the provisions of APB No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of operations for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal 1999 (Note 4). The loss from discontinued operations was $0.5 million in the first nine months of fiscal 1999 and $0.3 million in the first nine months of fiscal 1998.

Liquidity and Capital Resources

      Consolidated working capital was $29.8 million at July 3, 1999, compared with $35.8 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $10.3 million at July 3, 1999, compared with $26.3 million at October 3, 1998. In addition, the Company had $0.7 million invested in an advance to affiliate at July 3, 1999. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron (Note 10), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. At July 3, 1999, $8.3 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, repatriation of this cash into the U.S. would be subject to a U.S. tax.

      During the first nine months of fiscal 1999, $1.0 million of cash was used by operating activities, which consisted of $2.0 million used by continuing operations and $1.0 million provided by discontinued operations. The use of cash by continuing operations was increased principally by a $9.6 million increase in accounts receivable and a $3.7 million decrease in other current liabilities.
Accounts receivable increased primarily due to the timing of shipments at Peek, FES, and Tecogen, and increased revenue in the third quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 at FES and Tecogen. Other current liabilities decreased primarily due to a decrease in accrued income taxes, as a result of a tax benefit recorded on the Company's operating losses in fiscal
1999 and the timing of payments, a decrease in billings in excess of contract costs and fees, and utilization of acquisition reserves (Note 5). The decrease in other current liabilities was offset in part by reserves established in connection with certain restructuring activities (Note 6). Cash was generated by a $4.0 million decrease in unbilled contract costs and fees and a $3.0 million decrease in inventories. Inventories decreased primarily at Peek due to a reduction in inventory levels in the Netherlands, in response to lower revenues, and lower inventory levels in the United Kingdom, as a result of outsourcing certain manufacturing functions in connection with restructuring activities
(Note 6). The change in billings in excess of contract costs and fees and unbilled contract costs and fees was due to the timing of billings and completion of contracts.

      During the first nine months of fiscal 1999, the Company's investing activities, excluding activity relating to available-for-sale investments and net advances to affiliate (Note 10), included the sale of the industrial and marine engine product lines of its Crusader Engines division for $6.4 million in cash and a receivable of $1.0 million (Note 4), and the December 1998 acquisition of Linne Trafiksystem AB for $1.6 million in cash. In addition, the Company expended $6.6 million for purchases of property, plant, and equipment and rental assets, and received $0.9 million in proceeds from the sale of property, plant, and equipment and rental assets. During the remainder of fiscal
1999, the Company expects to make capital expenditures for the purchase of property, plant, and equipment and rental assets of approximately $3 million.


Liquidity and Capital Resources (continued)

      The Company's financing activities used $12.4 million of cash during the first nine months of fiscal 1999, principally to purchase $17.1 million of ThermoLyte's common stock subject to redemption, which was redeemed in December
1998 (Note 9). The remaining liability for redeemable common stock of ThermoLyte of $1.4 million is included in working capital at July 3, 1999. The remaining
ThermoLyte shares are redeemable at the option of the holder in December 1999.
The Company's ownership of ThermoLyte increased to 98% following the December
1998 redemption.

      In connection with certain restructuring actions undertaken during fiscal
1999, the Company expects to incur cash expenditures of approximately $3.6 million during the remainder of fiscal 1999 and $3.1 million during fiscal 2000
(Note 6).

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe it is required to make any material upgrades to its critical non-information technology systems. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 80% complete as of July 3, 1999. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by October 1999.



Year 2000 (continued)

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life, and/or may pose a safety risk. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially completed by the end of August
1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by October 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $1.4 million as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $1.9 million. Of the external costs incurred as of July 3, 1999, approximately $0.7 million had been spent on testing and upgrading information technology systems, which represents approximately 25% of the Company's total information technology budget. In addition, as of July 3, 1999, $0.6 million had been spent on testing and upgrading products and $0.1 million had been spent to test and upgrade facilities. Year 2000 costs were funded from working capital.
All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred.

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



Year 2000 (continued)

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

Forward-looking Statements

      In connection with the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

      Reliance on Sales to Governmental Entities. Sales to governmental entities accounted for 26% of the Company's total revenues in fiscal 1998, of which 92% related to sales to foreign governmental entities. Sales to governmental entities related principally to the Traffic Control segment and represented 39% of its revenues in fiscal 1998. In addition, a significant portion of the Company's revenues in the Traffic Control segment are generated by sales to distributors whose customers are governmental entities. The Company continues to focus its marketing of the Traffic Control segment's products and services on various governmental entities, including the U.S. Federal Highway Administration and comparable overseas agencies, regional counties of governments, state and city traffic engineers, public transit authorities, public toll operators, law enforcement agencies, and tunnel and bridge authorities. Any decrease in purchases by these government bodies, including, without limitation, decreases as the result of a shift in priorities or overall budgeting limitations, could have an adverse effect on the Company's business, financial condition, and results of operations. Sales of the Company's Traffic Control segment's products and services in the United States are largely dependent on federal funding of transportation projects, such as appropriations and allocations to states under the Transportation Equity Act for the 21st Century. Contracts with governmental entities often permit the purchaser to cancel the agreement at any time.
Cancellation of a significant contract could also result in a material adverse effect on the Company's business and future results of operations.

      Customized Contracts. A significant portion of the Company's contracts for traffic control systems require the development and integration of customized products for a fixed fee. Due to the complexity of the Company's traffic control systems, the Company may experience delays from time to time in developing, manufacturing, and installing such systems. In addition, the Company may incur substantial unanticipated costs that cannot be passed on to the customer. The
Company's inability to deliver customized systems in a timely manner and within budget could result in a material adverse affect on the Company' business, financial condition, and results of operations.


Forward-looking Statements (continued)

      Competition. The market for traffic products and services is extremely competitive, and the Company expects that competition will continue to increase.
The Company believes that the principal competitive factors in the traffic industry are price, functionality, reliability, service and support, and vendor and product reputation. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the pricing policies of its competitors and suppliers, the timing and quality of products introduced by the Company and others, the Company's ability to maintain a strong reputation in the traffic industry, and industry and general economic trends. In the traffic market, the Company currently competes with companies with greater financial resources and name recognition. The introduction by one of these competitors or a new competitor of a technologically superior product would have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to compete successfully with existing or new competitors.

      The Company encounters and expects to continue to encounter intense competition for the sale of its cooling and cogeneration products. The Company's products are subject to competition from absorption air conditioning systems and electric motor-driven vapor compressor systems, as well as other natural gas-fueled engine-driven cooling systems. Although the Company has a proprietary position with respect to certain features of its products, the core technologies relating to its cooling and cogeneration products are mature and available to other companies. A number of companies, including companies with greater financial resources than those of the Company, offer products that compete with those offered by the Company, and there can be no assurance that other companies will not develop competitive products. In addition, electric utility pricing programs provide competition for the Company's cooling and cogeneration products.

      The Company's sale of industrial refrigeration systems is subject to intense competition. The industrial refrigeration market is mature, highly fragmented, and extremely dependent on close customer contacts. There can be no assurance that the Company will be able to continue to successfully compete in the worldwide industrial refrigeration market, which is characterized by strong local manufacturers.

      Dependence on New Products. A substantial portion of the Company's revenues are derived from the sale of electronics and associated hardware and software for the traffic industry, as well as from providing integration services for such electronics, hardware, and software, through the Company's
Peek subsidiary. A substantial portion of the Company's efforts, particularly its product development and marketing efforts, is now focused on the traffic market. Prior to the Peek acquisition, the Company had no prior experience in the traffic industry, and there can be no assurance that the Company will be able to successfully market and sell Peek's products and services. The Company's future success will depend significantly on its ability to develop, introduce, and integrate new products in the traffic market and to continue to improve the performance, features, and reliability of Peek's current products. In order for Peek to achieve the level of profitability desired by the Company, the Company must successfully reduce Peek's expenses and improve market penetration. No assurance can be given that the Company will be successful in this regard. Any failure or inability of the Company's traffic products to perform substantially as anticipated or to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

      Risks Associated with International Operations. The Company intends to continue to expand its presence in international markets. In fiscal 1998, approximately 44% of the Company's revenues originated outside the U.S., principally in Europe, and approximately 8% of the Company's revenues were exports from the U.S. International revenues are subject to a number of risks, including the following: fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles;
foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; U.S. export licenses, if



Forward-looking Statements (continued)

required, may be difficult to obtain; the protection of intellectual property in foreign countries may be more difficult to enforce; and the Company may incur costs related to the conversion to the Euro currency, which began on January 1, 1999. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business, financial condition, and results of operations.

      The Company had planned to expand its traffic control business in Asia.
However, Asia is currently experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign currency exchange and interests rates, and unstable stock markets. In fiscal 1998, the Company discontinued certain operations located in Asia. The economic crisis in Asia may adversely affect the Company's ability to expand its Traffic Control business.

      Ability to Manage Change. In November 1997, the Company acquired Peek, a public company in the United Kingdom, which had, as of July 3, 1999, approximately 1,000 employees located principally in Europe and the United
States, and had revenues in fiscal 1998, from the date of its acquisition, and in the first nine months of fiscal 1999, of $152.4 million and $119.6 million, respectively. This acquisition has resulted in new and increased responsibilities for the Company's administrative, operational, development, and financial personnel. In order to manage the Company's changing business, Peek's management and other employees must be assimilated into the Company's existing operations. There can be no assurance that the Company will be successful in retaining Peek's key employees and integrating them into the Company. The
Company's success depends to a significant extent on the ability of its officers and key employees to operate effectively, both independently and as a group, and this ability may be impeded by the Company's rapid geographic expansion, potential disruption of the Company's business, and diversion of management's attention from other business concerns due to the Peek acquisition. In addition, there can be no assurance that the Company's systems, procedures, and controls will be adequate to support the significant expansion of the Company's operations. Any failure of the Company's management to manage change effectively could have a material adverse effect on the Company's business, financial condition, and results of operations.

      Significant Quarterly Fluctuations in Operating Results. The quarterly revenues and income of the Company's Traffic Control segment fluctuate significantly based on funding patterns of governmental entities as well as seasonality. As a result of these factors, Peek has historically experienced higher sales and income in the first and third fiscal quarters and lower sales and income in the second and fourth fiscal quarters. A portion of the Traffic
Control segment's revenues result from the sale of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. In addition, the demand for the Company's NuTemp subsidiary's equipment is typically highest in the summer period and can be adversely affected by cool summer weather.

      Dependence of Markets on Government Regulation. The Public Utility
Regulatory Policies Act of 1978 (PURPA) and state laws and regulations implementing PURPA prohibit discrimination by electric utilities against cogeneration providers and require utilities to purchase co-generated electricity under certain conditions. Under these regulations, certain classes of facilities are exempt from the provisions of the Public Utility Holding
Company Act, as well as many state laws and regulations regarding the setting of electricity rates and the financial and organizational regulation of electric utilities, and certain provisions of the Federal Power Act. Because the Company's current customers typically do not sell power to electric utilities, the Company does not rely to a significant extent on the provisions of PURPA that require utilities to purchase electricity from cogeneration providers.
However, recent bills in Congress have proposed amendments to, and in some cases, the repeal of, certain of these laws or regulations. Any such amendment or repeal could have a material adverse effect on the Company's cogeneration business.

      Importance of Energy Prices. The cost savings that result from use of the Company's packaged cooling and cogeneration systems are directly related to the retail price of electricity. Given prevailing rate structures, demand for the Company's cooling and cogeneration systems has been less than anticipated.
Although the Company believes that increases in demand, as well as potential increases in the cost of fuel, will lead to eventual increases in electricity rates,


Forward-looking Statements (continued)

there can be no assurance that electricity prices will increase in the future.
The economic benefits of the Company's natural gas engine products and packaged cooling and cogeneration systems are also affected by the cost of natural gas. A significant increase in the relative cost of natural gas could also have a material adverse effect on the sale of certain of the Company's products.

      Incentives for Cooling Systems. Purchasers of the Company's Tecochill(R) cooling systems often receive investment incentives for the purchase of Tecochill equipment from gas utilities or state or municipal governments.
Although the Company has no reason to believe these incentives will be discontinued, elimination of these incentives could have a material adverse effect on sales of the Company's Tecochill systems.

      Risks Associated with Protection, Defense, and Use of Intellectual
Property and Ownership of Technology Rights. The Company holds several patents relating to various aspects of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology and, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

      In addition, a significant percentage of the Company's research and development is sponsored by third parties. Sponsors of these programs generally own the rights to technology that is developed as a result of the Company's work under the programs. These rights could limit the Company's ability to commercialize any technological breakthroughs made in the course of such work.

      Potential Impact of Year 2000 on Processing of Date-sensitive Information.
While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing


Forward-looking Statements (continued)

lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

      Risks Associated with Cash Management Arrangement with the Parent Company.
The Company participates in a cash management arrangement with its parent company, Thermo Electron. Under this cash management arrangement, the Company lends its excess cash to Thermo Electron on an unsecured basis. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under the cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The funds are held on an unsecured basis and therefore are subject to the credit risk of Thermo Electron. The Company's ability to receive its cash upon notice of withdrawal could be adversely affected if participants in the cash management arrangement demand withdrawal of their funds in an aggregate amount in excess of the 50% reserve required to be maintained by Thermo Electron. In the event of a bankruptcy of Thermo Electron, the Company would be treated as an unsecured creditor and its right to receive funds from the bankruptcy estate would be subordinated to secure creditors and would be treated on a pari passu basis with all other unsecured creditors. Further, all cash withdrawn by the Company from the cash management arrangement within one year before the bankruptcy would be subject to rescission. The inability of Thermo Electron to return the Company's cash on a timely basis or at all could have a material adverse effect on the Company's results of operations and financial position.

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

(b)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K dated as of May 24, 1999, relating to certain pretax charges to be taken by the Company.





                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1999.

                                                          THERMO POWER CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

10.2 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between ThermoLyte Corporation and Thermo Electron Corporation.

10.3           Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

27             Financial Data Schedule.

