Form 10-K/A
period 1998-10-03
THERMO POWER CORP
filed 1999-09-22
CIK 813895

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                      AMENDMENT NO. 3 ON FORM 10-K/A

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

           Securities registered pursuant to Section 12(b) of theAct:

        Title of each class                Name of exchange on which registered
   Common Stock, $.10 par value                    American Stock Exchange

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

                                                                    FORM 10-K/A

                            THERMO POWER CORPORATION


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a, d)   Financial Statements and Schedules

         Financial Statement Schedules filed herewith:

            Schedule II: Valuation and Qualifying Accounts. See attached.

(c)   Exhibits

      13 Annual Report to Shareholders for the Fiscal Year Ended October 3, 1998
         (only these portions incorporated herein by reference).

      23 Consent of Arthur Andersen LLP.

      Attached is Exhibit 13 and Schedule II of the Registrant's Form 10-K for the year ended October 3, 1998. The Registrant's financial statements have been amended principally to modify disclosures concerning certain restructuring actions and other subsequent events. This amended information replaces the corresponding information filed originally in the Form 10-K.

                                                                    FORM 10-K/A

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  September 22, 1999          THERMO POWER CORPORATION


                                   By: /s/ J. Timothy Corcoran
                                       J. Timothy Corcoran
                                       President and Chief Executive Officer

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Power Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Power Corporation's Annual Report to Shareholders incorporated by reference in this Amendment No. 3 on Form 10-K/A, and have issued our report thereon dated November 9, 1998 (except with respect to certain matters discussed in Notes 4 and 15, as to which the date is July 3, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                         Arthur Andersen LLP



Boston, Massachusetts
November 9, 1998


SCHEDULE II                                                                               FORM 10-K/A

                                         THERMO POWER CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)

                                      Balance
                                           at     Provision
                                    Beginning       Charged               Accounts                 Balance
                                           of            to    Accounts    Written                  at End
Description                              Year       Expense   Recovered        Off   Other (a)     of Year
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


Description                        Balance at   Established    Activity                 Balance
                                    Beginning    as Cost of     Charged                  at End
                                      of Year  Acquisitions  to Reserve   Other (c)     of Year
----------------------------------- ---------- ------------- ----------- ---------- -----------

Accrued Acquisition Expenses (b)

Year Ended October 3, 1998           $     33    $    7,364    $ (5,311)   $     -     $ 2,086

Year Ended September 27, 1997        $    519    $        -    $     (7)   $  (479)    $    33

Year Ended September 28, 1996        $    680    $        -    $   (109)   $   (52)    $   519


Description                        Balance at     Provision    Activity                Balance
                                    Beginning    Charged to  Charged to                 at End
                                      of Year       Expense     Reserve      Other     of Year
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
