Form 10-Q/A
period 1999-07-03
THERMO POWER CORP
filed 1999-09-22
CIK 813895

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
          ----------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-Q/A

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

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3,  October 3,
(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 10,265    $ 22,240
 Advance to affiliate (Note 10)                                                            657           -
 Available-for-sale investments, at quoted market value (amortized cost                      -       4,018
   of $4,017)
 Accounts receivable, less allowances of $9,664 and $10,299                             58,117      52,098
 Unbilled contract costs and fees                                                        6,526      10,718
 Inventories:
   Raw materials                                                                        17,635      21,549
   Work in process                                                                      10,459      14,422
   Finished goods                                                                        8,041       8,013
 Prepaid income taxes                                                                   11,008      11,205
 Net assets of discontinued operations (Note 4)                                              -       8,525
 Other current assets (Note 4)                                                           3,869       2,421
 Due from parent company and affiliated companies                                            -         732
                                                                                      --------    --------

                                                                                       126,577     155,941
                                                                                      --------    --------

Rental Assets, at Cost                                                                  17,353      14,884
 Less:  Accumulated depreciation and amortization                                        5,310       4,766
                                                                                      --------    --------

                                                                                        12,043      10,118
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost                                                 32,775      34,433
 Less:  Accumulated depreciation and amortization                                       11,208       9,562
                                                                                      --------    --------

                                                                                        21,567      24,871
                                                                                      --------    --------

Other Assets                                                                             4,648       4,976
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies (Note 6)                            147,370     155,729
                                                                                      --------    --------

                                                                                      $312,205    $351,635
                                                                                      ========    ========



                            THERMO POWER CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,  October 3,
(In thousands except share amounts)                                                       1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                        $  4,696    $    396
   (includes $1,458 advanced from affiliate in fiscal 1999; Note 10)
 Accounts payable                                                                       27,186      30,899
 Accrued payroll and employee benefits                                                   7,340       7,885
 Billings in excess of contract costs and fees                                           6,301       8,517
 Accrued income taxes                                                                    7,226      10,048
 Accrued warranty costs                                                                  6,491       6,293
 Common stock of subsidiary subject to redemption ($1,380 and $18,450                    1,380      18,372
   redemption value; Note 9)
 Accrued costs for acquired contracts (Note 5)                                           8,487       8,906
 Accrued acquisition expenses (Note 5)                                                   1,283       2,086
 Other accrued expenses (Notes 4 and 6)                                                 25,096      26,777
 Due to parent company and affiliated companies                                          1,280           -
                                                                                      --------    --------

                                                                                        96,766     120,179
                                                                                      --------    --------

Deferred Income Taxes                                                                      852       1,093
                                                                                      --------    --------

Long-term Obligations (includes $160,000 due to parent company; Note 7)                160,439     160,499
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.10 par value, 30,000,000 shares authorized;                             1,249       1,249
   12,493,371 shares issued
 Capital in excess of par value                                                         55,505      55,401
 Retained earnings                                                                       5,771      16,147
 Treasury stock at cost, 601,619 and 663,208 shares                                     (4,178)     (4,600)
 Accumulated other comprehensive items (Note 2)                                         (4,199)      1,667
                                                                                      --------    ---------

                                                                                        54,148      69,864

                                                                                      --------    --------
                                                                                      $312,205    $351,635

                                                                                      ========    ========










The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO POWER CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,     July 4,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- -----------  ---------

Revenues                                                                               $68,292     $58,345
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues (Note 6)                                                              52,865      39,325
 Selling, general, and administrative expenses (Note 6)                                 13,693      12,310
 Research and development expenses                                                       2,211       1,847
 Restructuring costs (Note 6)                                                            8,913           -
                                                                                       -------     -------

                                                                                        77,682      53,482
                                                                                       -------     -------

Operating Income (Loss)                                                                 (9,390)      4,863

Interest Income                                                                            137         416
Interest Expense (includes $1,957 and $2,335 to related party)                          (2,029)     (2,483)
                                                                                       -------     -------

Income (Loss) from Continuing Operations Before Income Taxes and                       (11,282)      2,796
  Minority Interest
Provision (Benefit) for Income Taxes                                                    (1,638)      1,368
Minority Interest Expense                                                                    -          78
                                                                                       -------     -------

Income (Loss) from Continuing Operations                                                (9,644)      1,350
Income from Discontinued Operations (Note 4)                                                 -          41
                                                                                       -------     -------

Net Income (Loss)                                                                      $(9,644)    $ 1,391
                                                                                       =======     =======

Basic and Diluted Earnings (Loss) per Share from Continuing                            $  (.81)    $   .11
                                                                                       =======     =======
 Operations (Note 3)

Basic and Diluted Earnings (Loss) per Share (Note 3)                                   $  (.81)    $   .12
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  11,885      11,823
                                                                                       =======     =======

 Diluted                                                                                11,885      11,951
                                                                                       =======     =======










The accompanying notes are an integral part of these consolidated financial statements.




                            THERMO POWER CORPORATION


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                       July 3,     July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $205,734    $179,046
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of revenues (Note 6)                                                             153,234     125,882
 Selling, general, and administrative expenses (Note 6)                                 42,649      37,853
 Research and development expenses                                                       5,622       6,031
 Restructuring costs (Note 6)                                                            9,614           -
                                                                                      --------    --------

                                                                                       211,119     169,766
                                                                                       -------     -------

Operating Income (Loss)                                                                 (5,385)      9,280

Interest Income (includes $257 from related party in fiscal 1998)                          504       1,673
Interest Expense (includes $6,162 and $5,824 to related party)                          (6,492)     (6,544)
                                                                                      --------    --------

Income (Loss) from Continuing Operations Before Income Taxes and                       (11,373)      4,409
 Minority Interest
Provision (Benefit) for Income Taxes                                                    (1,075)      2,568
Minority Interest Expense                                                                   78         345
                                                                                      --------    --------

Income (Loss) from Continuing Operations                                               (10,376)      1,496
Loss from Discontinued Operations (Note 4)                                                   -        (338)
                                                                                       -------     -------

Net Income (Loss)                                                                     $(10,376)   $  1,158
                                                                                      ========    ========

Basic and Diluted Earnings (Loss) per Share from Continuing                           $   (.88)   $    .13
                                                                                      ========    ========
 Operations (Note 3)

Basic and Diluted Earnings (Loss) per Share (Note 3)                                  $   (.88)   $    .10
                                                                                      ========    ========

Weighted Average Shares (Note 3):
 Basic                                                                                  11,853      11,841
                                                                                      ========    ========

 Diluted                                                                                11,853      11,931
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





                            THERMO POWER CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,   July 4,
(In thousands)                                                                            1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Financing Activities:
 Redemption of subsidiary common stock (Note 9)                                     $  (17,070) $       -
 Issuance of long-term obligation to parent company                                          -    160,000
 Increase (decrease) in short-term obligations                                           4,389    (27,402)
 Purchases of Company common stock                                                           -     (1,390)
 Net proceeds from issuance of Company common stock                                        526        537
 Repayment of long-term obligations                                                       (275)         -
                                                                                    ----------  ---------

          Net cash provided by (used in) financing activities of                       (12,430)   131,745
                                                                                    ----------  ---------
            continuing operations

Exchange Rate Effect on Cash                                                            (1,014)       171
                                                                                    ----------  ---------

Increase (Decrease) in Cash and Cash Equivalents                                       (11,975)     6,573
Cash and Cash Equivalents at Beginning of Period                                        22,240     19,347
                                                                                    ----------  ---------

Cash and Cash Equivalents at End of Period                                          $   10,265  $  25,920
                                                                                    ==========  =========

Noncash Activities:
 Fair value of assets of acquired companies                                         $    1,767  $ 271,109
 Cash paid for acquired companies                                                       (1,587)  (164,435)
 Cash paid in prior year for acquired company                                                -     (2,301)
                                                                                    ----------  ---------

   Liabilities assumed of acquired companies                                        $      180  $ 104,373
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
                                                                =======    ========    ========   ========




                            THERMO POWER CORPORATION
3.    Earnings (Loss) per Share (continued)

                                                                Three Months Ended      Nine Months Ended
                                                                July 3,     July 4,     July 3,    July 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Weighted Average Shares                                          11,885      11,823     11,853      11,841
Effect of Stock Options                                               -         128          -          90
                                                                -------    --------    -------    --------

Weighted Average Shares, as Adjusted                             11,885      11,951     11,853      11,931
                                                                -------    --------    -------    --------

Diluted Earnings (Loss) per Share:
 Continuing operations                                          $  (.81)   $    .11    $  (.88)   $    .13
 Discontinued operations                                              -         .01          -        (.03)
                                                                -------    --------    -------    --------


                                                                $  (.81)   $    .12    $  (.88)   $    .10
                                                                =======    ========    =======    ========

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

9.    Discontinued Operations

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

      In December 1998, the Company completed the sale of the industrial and marine engine product lines of its Crusader Engines division to two unrelated third parties. Such sale represents a complete divestiture of the Engines segment. The aggregate sales price for the two product lines consisted of $6,393,000 in cash, the assumption of certain liabilities of the Crusader Engines division, and a receivable of $1,035,000. The receivable, which is included in other current assets in the accompanying July 3, 1999 balance sheet, is due in December 1999 and is secured by an irrevocable letter of credit. The Company retained liability for certain warranty obligations of this business. The Company does not expect that this obligation or other costs associated with winding down this business will materially affect its results of operations or cash flows.

      In fiscal 1998, the Company provided $636,000, net of a tax benefit of $357,000, for the estimated loss on disposal of discontinued operations. This amount included $448,000, net of a tax benefit of $252,000, for estimated losses from operations of the discontinued operations through the expected date of disposition. During the first nine months of fiscal 1999, the unaudited activity recorded to the reserve was as follows: the reserve was increased by a pretax gain on the sale of the net assets of the industrial and marine engine product lines of $508,000 and was reduced by pretax operating losses of discontinued operations of $645,000. The unaudited remaining reserve on July 3, 1999, was $896,000, primarily representing continuing warranty obligations and a reserve for estimated losses from operations as the Company winds down this business, following its divestiture. The tax effect on these items was recorded as an adjustment to accrued income taxes. The reserve for estimated losses on disposal of the Engines segment is included in other accrued expenses in the accompanying July 3, 1999, and fiscal 1998 balance sheets.

      The Engines segment had unaudited revenues through the date of disposition and an unaudited net loss for the first nine months of fiscal 1999 of $2,695,000 and $413,000, respectively. The net loss of the Engines segment for the first nine months of 1999 was recorded as a reduction of previously established reserves as discussed above. The unaudited revenues and net loss from the Engines segment for the first nine months of fiscal 1998 were $17,993,000 and $338,000, respectively.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses, principally Peek plc, acquired in November 1997. The Company's restructuring activities at acquired businesses, accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, have primarily included the abandonment of excess facilities and reductions in staffing levels. In accordance with EITF 95-3, the Company recorded costs in connection with these restructuring activities as part of the cost of acquisitions and finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. A summary of the changes in accrued acquisition expenses follows:

                                                 Abandonment                        Other       Total
                                                          of
(In thousands)                                        Excess       Severance
                                                  Facilities
------------------------------- -------------- -------------- --------------- -------------- -------------

Balance at October 3, 1998                           $ 1,425        $   639         $    22        $ 2,086
 Reserves established                                      -             99               -             99
 Usage                                                  (283)          (592)              -           (875)
 Decrease due to                                           -              -             (22)           (22)
   finalization of
   restructuring plans,
   recorded as a decrease in
   cost in excess of net
   assets of acquired
   companies
 Currency translation                                      -             (5)              -             (5)
                                                     -------        -------         -------        -------

Balance at July 3, 1999                              $ 1,142        $   141         $     -        $ 1,283
                                                     =======        =======         =======        =======

      In addition, as a component of the cost of the acquisition of Peek, the Company had accrued $8,906,000 for acquired loss contracts at October 3, 1998. During the first nine months of fiscal 1999, the Company paid $330,000 of such costs and expects to pay the remainder through the first half of fiscal 2000.

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

                                                                               Abandonment          Total
                                                                Severance        of Excess
(In thousands)
                                                                                Facilities
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

8.    Proposed Merger

      On May 5, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron, under which Thermo Electron would acquire all of the outstanding shares of Company common stock held by minority shareholders. The Board of Directors of the Company unanimously approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting solely of outside directors of the Company. Under the terms of the merger agreement, the Company would become a wholly owned subsidiary of Thermo Electron. Each issued and outstanding share of Company common stock not already owned by Thermo Electron would be converted into the right to receive $12.00 in cash. Following the merger, the Company's common stock would cease to be publicly traded. The completion of this merger is subject to, among other things, shareholder approval of the merger agreement. Thermo Electron intends to vote all of its shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed by the beginning of the fourth quarter of calendar 1999.

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

        In fiscal 1998, approximately 44% of the Company's revenues originated outside the U.S., principally in Europe, and approximately 8% of the Company's revenues were exports from the U.S. Foreign divisions and subsidiaries principally sell in their local currencies and generally seek to charge their customers in the same currency as their operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company seeks to reduce its exposure to currency fluctuations through the use of forward contracts. Since the operations of the Traffic Control segment are conducted principally in Europe, the Company's operating results could be adversely affected by capital spending levels and economic conditions in Europe. In addition, on January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common currency. As of that date, the Euro traded on currency exchanges although the legacy currencies will remain legal tender in the participating countries through 2001. Based on its current assessment, the Company does not expect that the transition to the Euro will materially affect its results of operations or cash flows.

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

      The Company's revenues by industry segment are:

                                                                Three Months Ended      Nine Months Ended
                                                                July 3,    July 4,    July 3,     July 4,
(In thousands)                                                     1999       1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Traffic Control                                                $ 36,912   $  34,292   $119,637   $112,027
Industrial Refrigeration Systems                                 22,747      20,149     60,473     55,545
Cooling and Cogeneration Systems                                  8,656       4,193     25,830     11,948
Intersegment Sales Elimination                                      (23)       (289)      (206)      (474)
                                                               --------   ---------   --------   --------

                                                               $ 68,292   $  58,345   $205,734   $179,046
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

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

        Total revenues increased to $205.7 million in the first nine months of fiscal 1999 from $179.0 million in the first nine months of fiscal 1998, primarily due to an increase at the Cooling and Cogeneration segment of $13.9 million and an increase at the Traffic Control segment of $7.6 million. Cooling and Cogeneration Systems segment revenues increased principally due to the inclusion of $9.3 million of revenues from Optronics, acquired in July 1998, and increased demand for gas-fueled cooling systems. Revenues increased at the Traffic Control segment in fiscal 1999 due to the inclusion of revenues from Peek, acquired in November 1997, for the full nine-month period, offset in part by a decrease in Peek revenues from governmental entities as a result of a reduction in funding allocated to traffic control projects, primarily in the Netherlands and the United Kingdom. In addition, the unfavorable effects of currency translation decreased revenues at the Traffic Control segment by $0.8 million. Industrial Refrigeration Systems segment revenues increased to $60.5 million in fiscal 1999 from $55.5 million in fiscal 1998, primarily due to increased demand for standard industrial refrigeration packages at FES.

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

      The Company recorded a tax benefit of $1.1 million in the first nine months of fiscal 1999 on a pretax loss of $11.4 million, resulting in an effective tax rate of 9%. The effective tax rate was lower than the statutory federal income tax rate principally due to nondeductible charges, including the write-off of cost in excess of net assets of acquired companies of $4.1 million (Note 6) and the amortization of $3.3 million of cost in excess of net assets of acquired companies, and foreign tax rate differentials. The Company recorded a tax provision of $2.6 million in the first nine months of fiscal 1998 on pretax income of $4.4 million, resulting in an effective tax rate of 58%. The effective tax rate was higher than the statutory federal income tax rate principally due to the effect of $2.7 million of nondeductible amortization of cost in excess of net assets of acquired companies, and an increase in the valuation allowance on net operating loss carryforwards and other tax assets at the Company's ThermoLyte subsidiary.

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

      In accordance with the provisions of APB No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Engines segment have been classified as discontinued in the accompanying statement of operations for fiscal 1998, and have been recorded as a reduction of previously established reserves in fiscal 1999 (Note 4). The loss from discontinued operations was $0.4 million in the first nine months of fiscal 1999 and $0.3 million in the first nine months of fiscal 1998.

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

        During the remainder of fiscal 1999, the Company expects to make capital expenditures for the purchase of property, plant, and equipment and rental assets of approximately $3 million. In addition, in connection with certain restructuring actions undertaken during fiscal 1999, the Company expects to incur cash expenditures of approximately $3.6 million during the remainder of fiscal 1999 and $3.1 million during fiscal 2000 (Note 6).

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

      The Company also identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has substantially completed the majority of its assessment of third-party risk.

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

      The Company encounters and expects to continue to encounter intense competition for the sale of its cooling and cogeneration products. The Company's products are subject to competition from absorption air conditioning systems and electric motor-driven vapor compressor systems, as well as other natural gas-fueled, engine-driven cooling systems. Although the Company has a proprietary position with respect to certain features of its products, the core technologies relating to its cooling and cogeneration products are mature and available to other companies. A number of companies, including companies with greater financial resources than those of the Company, offer products that compete with those offered by the Company, and there can be no assurance that other companies will not develop competitive products. In addition, electric utility pricing programs provide competition for the Company's cooling and cogeneration products.

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

      Risks Associated with International Operations. The Company intends to continue to expand its presence in international markets. In fiscal 1998, approximately 44% of the Company's revenues originated outside the United States, principally in Europe, and approximately 8% of the Company's revenues were exports from the United States. International revenues are subject to a number of risks, including the following: fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; United States export licenses, if required, may be difficult to obtain; the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business, financial condition, and results of operations. In addition, on January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common currency. As of that date, the Euro traded on currency exchanges although the legacy currencies will remain legal tender in the participating countries through 2001. Based on its current assessment, the Company does not expect that the transition to the Euro will materially affect its results of operations or cash flows.

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

      Importance of Energy Prices. The cost savings that result from use of the Company's packaged cooling and cogeneration systems are directly related to the retail price of electricity. Given prevailing rate structures, demand for the Company's cooling and cogeneration systems has been less than anticipated. Although the Company believes that increases in demand, as well as potential increases in the cost of fuel, will lead to eventual increases in electricity rates, there can be no assurance that electricity prices will increase in the future. The economic benefits of the Company's natural gas engine products and packaged cooling and cogeneration systems are also affected by the cost of natural gas. A significant increase in the relative cost of natural gas could also have a material adverse effect on the sale of certain of the Company's products.

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

      Risks Associated with Protection, Defense and Use of Intellectual Property, and Ownership of Technology Rights. The Company holds several patents relating to various aspects of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology and, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

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

Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under the cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The funds are held on an unsecured basis and therefore are subject to the credit risk of Thermo Electron. The Company's ability to receive its cash upon notice of withdrawal could be adversely affected if participants in the cash management arrangement demand withdrawal of their funds in an aggregate amount in excess of the 50% reserve required to be maintained by Thermo Electron. In the event of a bankruptcy of Thermo Electron, the Company would be treated as an unsecured creditor and its right to receive funds from the bankruptcy estate would be subordinated to secured creditors and would be treated on a pari passu basis with all other unsecured creditors. Further, all cash withdrawn by the Company from the cash management arrangement within one year before the bankruptcy would be subject to rescission. The inability of Thermo Electron to return the Company's cash on a timely basis or at all could have a material adverse effect on the Company's results of operations and financial position.

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

(i)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K dated as of May 24, 1999, relating to certain pretax charges to be taken by the Company.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 22th day of September 1999.

                                                       THERMO POWER CORPORATION



                                                        /s/ Paul F. Kelleher
                                                        Paul F. Kelleher
                                                        Chief Accounting Officer



                                                        /s/ Theo Melas-Kyriazi
                                                        Theo Melas-Kyriazi
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1* Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

10.2* Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between ThermoLyte Corporation and Thermo Electron Corporation.

10.3* Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

27*            Financial Data Schedule.


* Previously filed.